Form 10KSB
period 2002-12-31
MAGIC COMMUNICATIONS INC
filed 2003-06-25
CIK 1205332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For The Fiscal Year Ended December 31, 2002 Or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the transition period from __________ to ______________

                        Commission File Number: 0-50090


                           MAGIC COMMUNICATIONS, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)


              Delaware                               13-3926203
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
   Incorporation or Organization)


                    5 West Main Street
                 Elmsford, New York 10523                     10523
         (Address of Principal Executive Offices)           (Zip Code)

                                  914-345-0800
                (Issuer's telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act: None


Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0001 per share
                    ----------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] 1 No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] Disclosure contained herein.


State Registrant's revenues for its most recent fiscal year. $73,617 as of December 31, 2002.

------------------
1 This is the Issuer's First Report under the '34 Exchange Act subsequent to its becoming subject to such Reporting Requirements as of January 13, 2003; the Issuer having initially filed a Form 10-SB Registration Statement on November 14, 2002. The Issuer is currently delinquent with respect to filing its 10-QSB for quarter ended March 31, 2003.
         The most recent Amendment to the aforesaid 10-SB was Amendment No. 3 filed June 19, 2003. Reference to Form 10-SB, unless otherwise specifically stated, refers to the Third Amendment.

The number of shares outstanding of each of the Registrant's classes of common stock, as of June 19, 2003 is 2,500,000 shares, all of one class, $.0001 par value per share. Of this number, 2,254,900 shares were held by non-affiliates of the Registrant.

The Company's common stock has not traded on the OTCBB or elsewhere and accordingly, there is no aggregate "market value" to be indicated for such shares. The "value" of the 2,254,900 shares held by non-affiliates, based upon the book value as of December 31, 2002 is -0-.


*Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owing 5% or more of the Registrant's common stock, both of record and beneficially.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes__________No_________ NOT APPLICABLE



                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference:


Registration Statement on Form 10-SB (SEC File No. 0-50090) and all amendments thereto for purposes of responses to Parts 1 through 3 inclusive of this Form 10-KSB as hereinafter indicated.

Transitional Small Business Disclosure Format
[  ] Yes  [  ] No

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.

Item 1.    Description of Business                                          4

Item 2.    Description of Property                                          4

Item 3.    Legal Proceedings                                                4

Item 4.    Submission of Matters to a Vote of Security Holders              4

PART II.

Item 5.    Market for Common Equity and Related Stockholder Matters         4

Item 6.    Management's Discussion and Analysis or Plan of Operation        5

Item 7.    Financial Statements                                             6

Item 8.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                         7

PART III.

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                7

Item 10.   Executive Compensation                                           8

Item 11.   Security Ownership of Certain Beneficial Owners and Management
            And Related Stockholder Matters                                 8

Item 12.   Certain Relationships and Related Transactions                   9

Item 13.   Exhibits, List and Reports on Form 8-K                           9

Item 14.   Controls and Procedures                                          9

Item 15.   Principal Accountant Fees and Services                           9

Signatures                                                                 10

CERTIFICATION                                                              11

                                     PART I

Item 1.           Description of Business

Incorporated by reference in response to this Item 1 is Part I, Item I, Description of Business as contained in Amendment No. 3 to Registrant's aforesaid 10-SB Registration Statement as filed with the SEC on June 19, 2003 as heretofore referred to in this 10-KSB under the heading "Documents Incorporated By Reference".

Item 2.           Description of Property

Incorporated by reference in response to this Item 2 is Part I, Item III, Description of Property - as contained in the above-referenced Registration Statement.

Item 3.           Legal Proceedings

None

Item 4.           Submission of Matters to a Vote of Security Holders

On November 24, 2002, stockholders approved and adopted the Company's 2002 Non-Statutory Stock Option Plan (the "Plan"). The Plan reserves for issuance up to 1,500,000 shares of Company Common Stock. The Company thereafter, on January 23, 2003, filed a Registration Statement on Form S-8 (333-102688) so as to register the above-referenced shares.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

The Company became subject to '34 Exchange Act reporting requirements as of January 13, 2003. To date there has been no established trading market for the Company's common stock. No symbol has been assigned for its securities and its securities have not been listed on any Exchange to date.

A.       Holders

As of the close of business on June 19, 2003 there were 110 stockholders of record of the Registrant's Common Stock and 2,500,000 shares were issued and outstanding.

B.       Dividends

The payment by the Registrant of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Registrant has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

Item 6.           Management's Discussion and Analysis or Plan of Operation

Reference is herewith made to the cover page of this Form 10-KSB, and in particular, footnote one (1) thereto appearing on the bottom of the cover page. In that regard, Issuer herewith incorporates by reference, its Amendment No. 3 to its Form 10-SB Registration Statement (SEC file number 0-50090) as filed with the SEC on June 19, 2003, and in particular (but not limited to), Part I, Items 1 and 2 entitled Description of Business and Management's Discussion and Analysis or Plan of Operation respectively, partially in response to this Item 6.

Year ended December 31, 2002 vs. Year ended December 31, 2001

Sales decreased in volume with prices staying the same from $122,787 in the year ended December 31, 2001 to $73,617 in the year ended December 31, 2002 due, in the opinion of management to increased use of cellular phones as widely reported in the media. Operating expenses decreased from $166,194 or 135% of sales to $109,044 or 148% of sales. The decrease of operating expenses was due to the following items: (i) a decrease in depreciation of $16,316 from $33,596 in 2001 to $17,280 in 2002; (ii) a decrease in salaries of $27,914 from $58,450 in 2001 to $30,536 in 2002, do to reduced staffing; (iii) a decrease in lease payments for phone equipment (leases expired in March 2002) of $21,434 from 2001 to 2002;
(iv) a decrease in general and administrative expenses of $869; offset by from
(v) an increase in professional fees of $9,383 from $4,667 in the year ended December 31, 2001 to $14,050 in the year ended December 31, 2002 associated with additional registration costs. Since sales decreased and operating expenses decreased, the Company's net loss decreased from ($43,407) in the year ended December 31, 2001 to ($35,427) in the year ended December 31, 2002. The number of pay telephones in service during the years ended December 31, 2001 and December 31, 2002 were approximately 150 telephones throughout these periods.

Liquidity and Capital Resources

On December 31, 2002 the Company had no cash on hand. It was the opinion of Management that the lack of funds would not enable the Company to affect this registration under the Exchange Act and file periodic reports until such time as it is able to generate revenues cash flow from its operations. Current funds having been expended and with managements' assumption that the Company may not generate sufficient revenues from operations, the Company will (a) be dependent upon management to fund operations and/or (b) be dependent upon some form of debt or equity financing, if available, and if available, under terms deemed reasonable to management The management of the Company has orally committed to fund the Company on an "as needed" basis for a period of one (1) year, with up to $50,000 in order to fund operations for such 12 month period. Management has also verbally committed to further fund up to an additional $50,000 if its' original estimate for funds needed during such 12 month period proves to be understated. The funding referred to is not subject to any limitations other than the dollar amounts indicated.. The Company's auditors have included a "going concern" opinion in their report on the Company's financial statements.

Need for Additional Financing

The Company believes that its existing capital will be insufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for the current fiscal year which should not exceed $50,000. The Company may rely upon issuance of its securities to pay for the services necessary to meet reporting requirements. If and when the Company acquires additional intellectual properties, its cash needs may increase significantly and such cash might not be available to the Company. The Company can not predict the cash requirements associated with as yet unidentified intellectual property acquisitions.

Forward-Looking Statements

When used in this form 10-KSB, or in any document incorporated by reference herein, the words or phrases "will likely result", "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings, if any, and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such Forward- looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above, or in its 10-SB Registration Statement Risk Factor Section, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 7.           Financial Statements

                        MAGIC COMMUNICATIONS GROUP, INC.

                              FINANCIAL STATEMENTS

                                      INDEX

                                                                Page Number
                                                            --------------------
INDEPENDENT AUDITORS' REPORT                                       F - 1
FINANCIAL STATEMENTS:

      Balance Sheet                                                F - 2

      Statements of Operations                                     F - 3

      Statements of Stockholders' Equity (Deficit)                 F - 4

      Statements of Cash Flows                                     F - 5

      Notes to Financial Statements                            F - 6 to F - 10

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders'
Magic Communications Group, Inc.

         We have audited the accompanying balance sheet of Magic Communications Group, Inc. as of December 31, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, the financial position of Magic Communications Group, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses and has a working capital deficiency as more fully described in
Note 2. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             /s/Sherb & Co., LLP
                                                ----------------------------
                                                Certified Public Accountants

New York, New York
April 9, 2003

                        MAGIC COMMUNICATIONS GROUP, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2002

                                     ASSETS


EQUIPMENT, net                                              $            56,426

SECURITY DEPOSITS                                                        15,400

DUE FROM RELATED PARTY                                                    3,000
                                                              ------------------
                                                            $            74,826
                                                              ==================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                  $            39,526
     Due to related parties                                              67,306
                                                              ------------------
          TOTAL CURRENT LIABILITIES                                     106,832

STOCKHOLDERS' DEFICIT:
     Common stock, $.0001 par value;
     authorized 50,000,000 shares;
      issued and outstanding 2,500,000 shares                               250
     Preferred stock, $.0001 par value;
     authorized 1,000,000 shares;
      issued and outstanding -0- shares                                    -
     Additional paid-in capital                                           5,903
     Accumulated deficit                                                (38,159)
                                                              ------------------
          TOTAL STOCKHOLDERS' DEFICIT                                   (32,006)
                                                              ------------------
                                                            $            74,826
                                                              ==================




    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                            STATEMENTS OF OPERATIONS


                                     For the Years Ended December 31,
                                   --------------------------------------
                                        2002                2001
                                    ------------         ------------

REVENUES                            $   73,617           $   122,787
                                     ---------            ----------

OPERATING EXPENSES:
 Depreciation                           17,280                33,596
 Salaries                               30,536                58,450
 Equipment lease                        12,539                33,973
 Professional fees                      14,050                 4,667
 General and administrative             34,639                35,508
                                     ---------            ----------
TOTAL OPERATING EXPENSES               109,044               166,194
                                     ---------            ----------

NET LOSS                            $  (35,427)          $   (43,407)
                                     =========            ==========

BASIC AND DILUTED NET LOSS
 PER SHARE                          $    (0.01)          $     (0.02)
                                     =========            ==========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING

  Basic and Diluted                  2,500,000             2,500,000
                                     =========             =========







    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                Common Stock            Additional                              Total
                                         ----------------------------     Paid-In            Retained        Stockholders'
                                            Shares         Amount         Capital        Earnings (Deficit) Equity (Deficit)
                                         -------------   ------------  ---------------   -----------------  ----------------


 Balance, January 1, 2001                   2,500,000  $         250  $           750  $           40,675  $         41,675

 Net loss                                           -              -                -             (43,407)          (43,407)
                                         -------------   ------------  ---------------   -----------------  ----------------

 Balance, December 31, 2001                 2,500,000            250              750              (2,732)           (1,732)

 Contribution of common stock                  (5,100)            (5)               5                   -                 -

 Shares issued for services                     5,100              5              148                   -               153

 Stock based compensation                           -              -            5,000                   -             5,000

 Net loss                                           -              -                -             (35,427)          (35,427)
                                         -------------   ------------  ---------------   -----------------  ----------------

 Balance, December 31, 2002                 2,500,000  $         250  $         5,903  $          (38,159) $        (32,006)
                                         =============   ============  ===============   =================  ================



    The accompanying notes are an integral part of the financial statements.

                      MAGIC COMMUNICATIONS GROUP, INC.

                          STATEMENTS OF CASH FLOWS


                                     For the Years Ended December 31,
                                   --------------------------------------
                                        2002                2001
                                    ------------         ------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:

 Net loss                           $  (35,427)          $   (43,407)
                                     ---------            ----------
 Adjustments to reconcile net
  loss to net cash (used in)
  provided by operating activities:

  Depreciation                          17,280                33,596
  Stock based compensation               5,153                  -

 Changes in assets and liabilities:

  Accounts payable                      18,111               (11,301)
                                     ---------            ----------
TOTAL ADJUSTMENTS                       40,544                22,295
                                     ---------            ----------
NET CASH (USED IN) PROVIDED BY
 OPERATING ACTIVITIES                    5,117               (21,112)
                                     ---------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Return of security deposits              -                   15,563
 Capital expenditures                     -                   (9,615)
                                     ---------            ----------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                     -                    5,948
                                     ---------            ----------
CASH FLOWS FROM FINANCING
 ACTIVITIES:

(Payments to) proceeds from
  related parties                       (5,117)               14,600
                                     ---------            ----------
NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                   (5,117)               14,600
                                     ---------            ----------
NET DECREASE IN CASH                      -                     (564)

CASH, BEGINNING OF YEAR                   -                      564
                                     ---------            ----------
CASH, END OF YEAR                   $     -              $      -
                                     =========            ==========




    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


1.       DESCRIPTION OF BUSINESS:

                  Magic Communications Group, Inc. ("Magic" or the "Company") elected to file as an S Corporation in New York on January 16, 1997. The Company was originally formed for the purpose of offering Internet kiosks where the public could access the Internet for a fee. The Company did not develop that business and the financial statements do not include any amounts related to it. The Company's operations consist primarily of owning and operating pay phones in New York, New Jersey and Pennsylvania. This business commenced on February of 1997.

                  In November 2002 the Company was merged into a Delaware corporation which was created for the purpose of reincorporating the Company accounted for as a reorganization of entities under common control

2.       GOING CONCERN

         The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

         As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $21,923 at December 31, 2002 and, as of that date, a working capital deficiency of $106,832. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         A. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         B. Cash - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

         C. Revenue recognition - The Company realizes net revenues through the difference between what is in the coin box when it is emptied and what it must pay to the property owner, Verizon and long distance and local service providers as well as payments from others for toll free calls.

         D. Equipment - Equipment is recorded at cost. Expenditures for major additions and betterment's are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of equipment is computed by the straight-line method over the assets estimated useful lives of ten years. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

         E. Security deposit - The Company makes a deposit in the amount of $300 to Verizon for each pay telephone installed. The purpose of these deposits is to secure amounts owed to Verizon by the Company for monthly phone charges as describe in Note
                  5. This amount is returned to the Company after three years if it is current with all it payments.

         F. Fair value of financial instruments - The carrying amounts reported in the balance sheet for, accounts payable, and due to related parties approximate fair value based on the short-term maturity of these instruments.

         G. Income taxes - The Company follows Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Since the termination of the Company's S Corporation status in November 2002 there are no material differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the two months ended December 31, 2002.

         H. Stock based compensation - Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.
                  The   Company   has  chosen  to   continue  to  account  for
                  stock-based   compensation   using  the   intrinsic   method
                  prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

         I. New Accounting Pronouncements - In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and
                  64,  Amendment  of FASB  Statement  No.  13,  and   Technical
                  Corrections." This statement rescinds SFAS No. 4,  "Reporting
                  Gains  and  Losses  from  Extinguishment  of  Debt,"   and an
                  amendment of that  statement,  SFAS No. 44,   "Accounting for
                  Intangible  Assets  of Motor  Carriers,"  and  SFAS No.  64,
                  "Extinguishments  of  Debt  Made  to   Satisfy   Sinking-Fund
                  Requirements."   This    statement   amends   SFAS  No.   13,
                  "Accounting   for   Leases,"   to  eliminate   inconsistencies
                  between   the   required   accounting   for   sale-leaseback
                  transactions and the required accounting for certain lease modifications that have economic effects that are similar to
                  sale-leaseback  transactions.  Also,  this statement   amends
                  other existing authoritative  pronouncements to make  various
                  technical  corrections,   clarify meanings, or describe their
                  applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions
                  affecting  SFAS  No.  13   were  effective  for  transactions
                  occurring  after May 15, 2002.   The adoption of SFAS No. 145
                  did not have a material impact on our financial statements.

                  In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with the provisions of SFAS No. 146. Management does not believe there will be a significant impact on our consolidated financial position or results of operations.

                  In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock- Based Compensation." Additionally, SFAS 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted the disclosure provisions in these consolidated financial statements as disclosed above under Stock Based Compensation.

                  In November 2002, the FASB Issued FASB interpretation (FIN) No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other." FIN No. 45 requires guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing or modified after December 31, 2002. Management does not expect adoption of this Interpretation to have a material impact on the Company's financial condition or results of operations.

4        EQUIPMENT:

         Equipment consists of the following at December 31, 2002:


         Payphones                          $              172,790
         Less: accumulated depreciation                   (116,364)
                                                 -----------------
                                            $               56,426
                                                 =================

5.       COMMITMENTS:

         The Company rents office space from a related party on a month - to - month basis at a nominal cost.

         The Company has entered into third party agreements with Verizon, Qwest and property or store owners of payphone locations. Verizon services the local telephone calls made on the payphones owned and operated by the Company. The Company pays Verizon $0.042 per minute for each call. Qwest services the long-distance phone calls made on the payphones owned and operated by the Company. The Company pays Qwest between $0.03 to $0.04 per minute on each long-distance call. The Company pays Verizon and Qwest on a monthly basis. There is no expiration date on the agreement with Verizon and the Qwest agreement renews annually. The property or store owners allow the Company to place its phones on their locations for a percentage of the money in the coin box of the payphone.

6.       DUE TO RELATED PARTIES:

         At December 31, 2002, the Company has a payable to Magic Consulting of $52,306 for consulting services performed. The Company also has payables to a related party in the amount of $5,000, a receivable from an officer in the amount $3,000, and a payable to the same officer in the amount of $10,000. These transactions are unsecured and non-interest bearing and have no specified payment terms.

7.       STOCK OPTION PLAN

         The board of directors, on November 24, 2002, adopted the Company's 2002 Non-Statutory Stock Option Plan ("Plan") so as to provide a critical long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company and its subsidiaries, if any. The board of directors believes that the Company's policy of granting stock options to such persons will continue to provide it with a critical advantage in attracting and retaining qualified candidates. In addition, the Plan is intended to provide the Company with maximum flexibility to compensate plan participants. It is expected that such flexibility will be an integral part of the Company's policy to encourage employees, non-employee directors, consultants, attorneys and advisors to focus on the long-term growth of stockholder value. The board of directors believes that important advantages to the Company are gained by an option program such as the 2002 Plan which includes incentives for motivating employees of the Company, while at the same time promoting a closer identity of interest between employees, non-employee directors, consultants, attorneys and advisors on the one hand, and the stockholders on the other.

         During the year ended December 31, 2002, management issued 1,000,000 options to certain current members of its management team as well as other persons whom it considered to be important to its current and proposed business activities. On December 13, 2002 the Company voided these options as if never issued and without receipt by any of the option holders of any form of consideration. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions dividend yield of -0- percent; -0- percent volatility; risk-free interest rate of 4.00 percent and an expected holding period of 19 days. In connection with these options the Company recorded consulting expense of $5,000 for the year ended December 31, 2002.

         The Company uses the intrinsic value method in accounting for stock options issued to employees and directors. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for awards, the Company's net loss and loss per share would have resulted in the pro forma amounts indicated below at December 31, 2002:


         Net loss as reported                             $    35,427
         Pro forma net loss                               $    50,427
         Net loss per share as reported                   $      0.01
         Pro forma net loss per share                     $      0.02

         A summary of stock option transactions for the year ended December 31, 2002 is presented below:

                                       Number of          Weighted average
                                         Shares            exercise price
                                       ----------      ------------------------
  Granted on November 24, 2002          1,000,000       $              .01
  Canceled on December 13, 2002        (1,000,000)                    (.01)
                                       ----------      ------------------------
  Outstanding at December 31, 2002         -0-          $              -0-
                                       ==========      ========================

8.       STOCKHOLDERS' EQUITY (DEFICIT):

         In November 2002 the Company was merged into a Delaware corporation which was created for the purpose of reincorporating the Company accounted for as a reorganization of entities under common control. In connection with the reincorporation merger the original shares of the Company were changed into 2,500,000 shares, par value $.0001 per share. All but 240,000 shares were gifted to 109 persons or entities. Of these shares, 5,000 shares were issued to employee and 100 shares issued to a director. The shares were valued at $.03 per share and were recorded as stock based compensation. The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.0001 per share, of which 2,500,000 were issued an outstanding as of the date of this filing, and 1,000,000 shares of preferred stock, par value $.0001 per share, none of which were issued, outstanding or designated as of the date of this filing.

Item 8.   Changes In and Disagreements With Accountants and Financial Disclosure

None

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant

Set forth below is certain information concerning each current director and executive officer of the Registrant, including age, position(s) with the Registrant, present principal occupation and business experience during the past five years.

     Name                 Age           Position Held and Tenure
 ..................   ........... .............................................
 Stephen D. Rogers        53      President and a Director since inception

 Maureen Rogers           47      Vice President, and a Director since inception

 Edwin Osias              56      Director

 Suzanne Keating          32      Secretary

The directors named above will serve until the first annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Biographical Information

STEPHEN D. ROGERS, President, has been in the communications business since 1997 along with his wife Maureen. He has installed and maintained hundreds of Public Pay Phones and public access equipment including Internet kiosks in hotels, hospitals, truck stops and multiple other locations. Prior to working in the communication field, Mr. Rogers was a principal and founder in Magic Restaurants, and its subsidiaries from September 1985 until December 1994, which owned and operated over 30 restaurants throughout the Northeast. He graduated from Queens College in 1971with a Bachelors degree in Psychology and Education and is currently living in Westchester with his wife and 3 children.

MAUREEN ROGERS, Vice President and Secretary (the latter until late November
2002) has been in the communications business since January 1997 along with her husband Stephen. In addition to the communications field, Mrs. Rogers is the principal and founder of Just Desserts, a small baking business which she continues to own and operate since 1992. She was born and raised in England and is currently living in Westchester, New York with her husband and 3 children.

EDWIN OSIAS, Director, is a former U.S. Naval Officer who worked from 1981 through 1985 with Chemical Bank as an officer, then from 1985 through 1998 as the National Sales Manager for Tungsram and then from 1989 through 1994 as the Executive Vice President for Sternberger Warehousing Trucking in Long Island City, New York. He is currently the President and owner of Osias Sales Inc. since 1994, a company which designs and produces custom ties and scarves for the museum industry. He currently is married and resides in Long Island, New York.

SUZANNE KEATING, became Secretary of the Company in late November 2002, having previously been employed by the Company since 1999 in administrative and clerical capacities. Prior thereto and from 1994 until 1999, she was employed by Magic Restaurant, Inc., holding positions from Accounts Payable Manager to Office Manager until the firm filed for bankruptcy. From 1992 until 1994 Ms. Keating was employed by Universal Hotels, a hotel management company. Ms. Keating graduated in 1992 from theWestchester Business Institute in White Plains, New York with an Associates Degree in Accounting and Business Administration.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's common stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2002 beneficial owners complied with
Section 16(a) filing requirements applicable to them in that each officer, director and beneficial owner of 10% or more of the Company's securities has filed a Form 3 with the SEC and has had no change of ownership since such filing. Each of such necessary filings, as required to be made by Stephen Rogers, Maureen Rogers, Edwin Oasis and Suzanne Keating (officers and/or directors of the Company) were filed with the SEC during the month of January 2003 except for Suzanne Keating whose Form 3 was filed in June 2003. There has been no change in beneficial ownership by each of these persons and/or entities since ownership indicated on date of filing or ownership as of June 19, 2003.

Item 10. Executive Compensation

There are no written agreements or oral understandings as relates to executive compensation. To date, there has not been any executive compensation paid or accrued except that Suzanne Keating (Secretary) received 5,000 shares valued at $150 and Edwin Oasis (Director) received 100 shares valued at $3, both in November 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of December 31, 2002 (except where otherwise noted) with respect to (a) each person known by the Registrant to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (b) each director of the Registrant, (c) the Registrant's executive officers and (d) all officers and directors of the Registrant as a group. Except as may be indicated in the footnotes to the table, all of such shares of Common Stock are owned with sole voting and investment power. The title of class of all securities indicated below is Common Stock with $.0001 par value per share.


 Name and Address of      Number of Shares
  Beneficial Owner 1     Beneficially Owned 1      Percentage of Class
----------------------  ---------------------     ---------------------

Maureen Rogers                240,000                     9.60%

Stephen D. Rogers                   0                        0

Edwin Osias                       100                        *

Boulder Hill, Inc.            240,000 3                   9.60%

Karen Glenn                   240,000                     9.60%

Suzanne Keating                 5,000                        *

All officers and directors
as a group (4 persons)        245,100                     9.80%

-----------------
* Represents less than 1% of the 2,500,000 outstanding shares of common stock.

1 The address for each person is c/o Magic Communications, Inc., 5 West Main Street, Elmsford, New York 10523.
2 Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.
 3 Boulder Hill, Inc. is a New York Corporation formed in March 1998 and its sole shareholder is Georgia Rogers.

Management has no plans to issue any additional securities to management, promoters or their affiliates or associates and will do so only if such issuance is in the best interests of shareholders of the Company and complies with all applicable federal and state securities rules and regulations.

Item 12. Certain Relationships and Related Transactions

The New York predecessor to the Company was formed in January 1997 and sold 10 shares to its founder Maureen Rogers for $1,000. In connection with the reincorporation merger into the Company, these shares were changed into 2,500,000 shares par value, $.0001 per share. Maureen Rogers then gifted all but 240,000 of her 2,500,000 shares to 109 persons or entities.

The Company has a 2 year consulting agreement with Magic Consulting Group, Inc., a company owned by Barbara Bennett, the adult niece of the Company's President which provides consulting services. This is an oral agreement and no payments have been made to date, however, the Company has accrued a payable of $52,306 for services performed. Magic Consulting was hired to assist and consult in finding locations for communications equipment including public payphones and public Internet terminals (kiosks). It assisted in designing a marketing package as well as setting up appointments with various hotels in the New York metropolitan area. The Company's President disclaims any beneficial interest in this Agreement.

Item 13. Exhibits, Lists and Reports on Form 8-K

Reference is herewith made to the financial statements and notes thereto included in this Form 10-KSB.

(a)      99.01    Certification by Chief Executive Officer
         99.02    Certification by Chief Financial Officer

(b)      Reports on Form 8-K
         None


Item 14. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief accounting officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)). Based on their evaluation, our chief executive officer and chief accounting officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Annual Report on Form 10-KSB has been made known to them in a timely fashion.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

Item 15. Principal Accountant Fees and Services

Not applicable to the Company since disclosure requirements to this Item need only be complied with in filings with respect to fiscal years ending after December 15, 2003.

                                   Signatures



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           MAGIC COMMUNICATIONS, INC.
                                 (Registrant)

                    /s/ Stephen D. Rogers
                        -----------------
                  By:   Stephen D. Rogers
                        President

                  Date June 25, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                                            Dates

     /s/ Stephen D. Rogers                             June 25, 2003
        ------------------
  By:    Stephen D. Rogers
         President and Director

    /s/ Maureen Rogers                                 June 25, 2003
        --------------
  By:   Maureen Rogers
        Vice-President and Director

    /s/                                                June   , 2003
        --------------
  By:   Edwin Oasis
        Director

    /s/ Suzanne Keating                                June 25, 2003
        ---------------
  By:   Suzanne Keating
        Secretary

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Magic Communications, Inc.
(the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen Rogers, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this Annual Report on Form 10-KSB of Magic Communications, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c. presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 25, 2003

                                                   /s/ Stephen Rogers
                                                       -------------------------
                                                   By: Stephen Rogers, President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Magic Communications, Inc.
(the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Suzanne Keating, Secretary of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this Annual Report on Form 10-KSB of Magic Communications, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c. presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 25, 2003

                                                 /s/ Suzanne Keating
                                                     --------------------------
                                                 By: Suzanne Keating, Secretary