Form 10QSB
period 2003-03-31
MAGIC COMMUNICATIONS INC
filed 2003-07-16
CIK 1205332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                      [ ] QUARTERLY REPORT UNDER SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                      ACT OF 1934 For the quarterly period
                              ended March 31, 2003

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from _______ to ____________

                        Commission file number : 0-50090

                           MAGIC COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                  13-3926203
    (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                 Identification No.)


                  5 West Main Street, Elmsford, New York 10523
                    (Address of principal executive offices)

                                 (914) 345-0800
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section l3 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. 1Yes [X] No

[] State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock as of July 14, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

1 Except that this Form 10-QSB is being filed late.

                        Magic Communications Group, Inc.
                                   FORM 10-QSB
                      Quarterly Period Ended March 31, 2003

                                      INDEX

   PART I.        FINANCIAL INFORMATION

   Item 1.         Financial Statements (Unaudited)

   Balance Sheet March 31, 2003 (Unaudited).................................2

   Statements Of Operations Three Months
   Ended March 31, 2003 and 2002............................................3

   Statement of Cash Flows Three Months
   Ended March 31, 2003 and 2002............................................4

   Notes To Financial Statements............................................5

   Item 2.         PLAN OF OPERATIONS.......................................6

   Item 3.         CONTROLS AND PROCEDURES..................................7

   PART II        OTHER INFORMATION.........................................8

   Item 1.         Legal Proceedings........................................8

   Item 2.         Changes In Securities And Use Of Proceeds................8

   Item 3.         Defaults Upon Senior Securities..........................8

   Item 4.         Submission Of Matters To A Vote of Security Holders......8

   Item 5.         Other Information........................................8

   Item 6.         Exhibits And Reports On Form 8-K.........................8

   SIGNATURES      .........................................................9

   CERTIFICATIONS  .......................................................10-11

                        MAGIC COMMUNICATIONS GROUP, INC.

                                  BALANCE SHEET

                                 MARCH 31, 2003
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash                                                   $             8,842
                                                              ------------------
          TOTAL CURRENT ASSETS                                            8,842

EQUIPMENT, net                                                           52,106

SECURITY DEPOSITS                                                        15,400

DUE FROM RELATED PARTY                                                    3,000
                                                              ------------------

                                                            $            79,348
                                                              ==================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                  $            51,459
     Due to related parties                                              67,306
                                                              ------------------
          TOTAL CURRENT LIABILITIES                                     118,765

STOCKHOLDERS' DEFICIT:
     Common stock, $.0001 par value;
      authorized 50,000,000 shares;
      issued and outstanding 2,500,000 shares                               250
     Preferred stock, $.0001 par value;
      authorized 1,000,000 shares;
      issued and outstanding -0- shares                                    -
     Additional paid-in capital                                           5,903
     Accumulated deficit                                                (45,570)
                                                              ------------------
          TOTAL STOCKHOLDERS' DEFICIT                                   (39,417)
                                                              ------------------

                                                            $            79,348
                                                              ==================




     The accompanying notes are an integral part of the financial statements

                        MAGIC COMMUNICATIONS GROUP, INC.

                            STATEMENTS OF OPERATIONS


                                                                                  For the Three Months Ended March 31,
                                                                               --------------------------------------------
                                                                                       2003                    2002
                                                                               ----------------------    ------------------
                                                                                    (Unaudited)             (Unaudited)

NET SALES                                                                  $                  25,630 $              16,915
                                                                               ----------------------    ------------------

OPERATING EXPENSES:
      Depreciation                                                                             4,320                 4,320
      Salaries                                                                                 6,000                 5,400
      Equipment lease                                                                          1,559                 5,142
      Professional fees                                                                        9,909                 3,775
      General and administrative                                                              11,253                 6,708
                                                                               ----------------------    ------------------
          TOTAL OPERATING EXPENSES                                                            33,041                25,345
                                                                               ----------------------    ------------------

NET LOSS                                                                   $                  (7,411)$              (8,430)
                                                                               ======================    ==================

BASIC AND DILUTED NET LOSS PER SHARE                                       $                   (0.00)$               (0.00)
                                                                               ======================    ==================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      Basic and Diluted                                                                    2,500,000             2,500,000
                                                                               ======================    ==================







     The accompanying notes are an integral part of the financial statements

                   MAGIC COMMUNICATIONS GROUP, INC.

                       STATEMENTS OF CASH FLOWS

                                                                                 For the Three Months Ended March 31,
                                                                             ----------------------------------------------
                                                                                       2003                   2002
                                                                             ----------------------   ---------------------
                                                                                  (Unaudited)             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $                (7,411) $               (8,430)
                                                                             ----------------------   ---------------------
     Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
             Depreciation                                                                    4,320                   4,320

     Changes in assets and liabilities:
        Accounts payable and accrued expenses                                               11,933                   3,546
                                                                             ----------------------   ---------------------
             TOTAL ADJUSTMENTS                                                              16,253                   7,866
                                                                             ----------------------   ---------------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                          8,842                    (564)
                                                                             ----------------------   ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                              -                       -
                                                                             ----------------------   ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                              -                       -
                                                                             ----------------------   ---------------------

NET INCREASE (DECREASE) IN CASH                                                              8,842                    (564)

CASH, BEGINNING OF PERIOD                                                                        -                     564
                                                                             ----------------------   ---------------------

CASH, END OF PERIOD                                                        $                 8,842  $                    -
                                                                             ======================   =====================






    The accompanying notes are an integral part of the financial statements.

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred recurring losses resulting in a stockholders' deficit of ($39,417) and working capital deficit of ($109,923) at March 31, 2003. In addition, the Company's only asset is cash of $8,842. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements and, ultimately, the success of its planned future operations. There can be no assurance that the Company will obtain the necessary financing nor that the planned future operations will be successful.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002

Net sales increased from $16,915 in the three months ended March 31, 2002 to $25,630 in the three months ended March 31, 2003. This increase is directly attributable to a reduction in telephone expenses when the Company changed its local service provider. Operating expenses increased from $25,345 or 150% of net sales to $33,041 or 129% of net sales. The change in operating expenses was due to the following items: (i) an increase in salaries of $600 from $5,400 in 2002 to $6,000 in 2003; (ii) a decrease in lease payments for phone equipment (leases expired in March 2002) of $3,583 from $5,142 for the three months ended March 31, 2002 to $1,559 for the three months ended March 31, 2003; (iii) a increase in general and administrative expenses of $4,545 from $6,708 for the three months ended March 31, 2002 to $11,253 for the three months ended March 31, 2003; and (v) an increase in professional fees of $6,134 from $3,775 in the three months ended March 31, 2002 to $9,909 in the three months ended March 31, 2003 associated with additional registration costs. Since sales increased and operating expenses increased, the Company's net loss decreased from ($8,430) in the three months ended March 31, 2002 to ($7,411) in the three months ended March 31, 2003. The number of pay telephones in service during the three months ended March 31, 2002 and March 31, 2003 were approximately 150 telephones throughout these periods.

Liquidity and Capital Resources

On March 31, 2003 the Company had only $8,842 cash on hand. It was the opinion of Management that the lack of funds would not enable the Company to affect its registration under the Exchange Act and file periodic reports until such time as it is able to generate revenues/cash flow from its operations. Current funds having been expended and with managements' assumption that the Company may not generate sufficient revenues from operations, the Company will (a) be dependent upon management to fund operations and/or (b) be dependent upon some form of debt or equity financing, if available, and if available, under terms deemed reasonable to management The management of the Company has orally committed to fund the Company on an "as needed" basis for a period of one (1) year, with up to $50,000 in order to fund operations for such 12 month period. Management has also verbally committed to further fund up to an additional $50,000 if its' original estimate for funds needed during such 12 month period proves to be understated. The funding referred to is not subject to any limitations other than the dollar amounts indicated. The Company's auditors have included a "going concern" opinion in their report on the Company's financial statements contained in the Company's 10-KSB for the year ended December 31, 2002.

Need for Additional Financing

The Company believes that its existing capital will be insufficient to meet the Company's cash needs, including costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company may rely upon issuance of its securities to pay for services necessary to meet reporting requirements.

Forward-Looking Statements

When used in this form 10-QSB, or in any document incorporated by reference herein, the words or phrases "will likely result", "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings, if any, and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such Forward- looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above, or in its 10-SB Registration Statement Risk Factor Section, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item III. Controls and Procedures.

Our management, under the supervision and with the participation of our chief executive officer and chief accounting officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)). Based on their evaluation, our chief executive officer and chief accounting officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

                          PART II -- OTHER INFORMATION


Item 1.           Legal Proceedings.  None


Item 2.           Changes in Securities.  None


Item 3.           Defaults Upon Senior Securities. None


Item 4.           Submission of Matters to a Vote of Security Holders.  None


Item 5.  Other Information.  None


Item 6.           Exhibits and Reports on Form 8-K.

Exhibits

(a)      99.1     302 Certification by President and Chief Accounting Officer
         99.2     906 Certification by President and Chief Accounting Officer

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MAGIC COMMUNICATIONS, INC.
                                               (Registrant)

                                              /s/ Stephen D. Rogers
                                            By:______________________________
Date: July 16, 2003                               Stephen D. Rogers, President
                                                  and Chief Accounting Officer

                                  CERTIFICATION
 Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Magic Communications, Inc. (the "Company") on Form 10-QSB for the year quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen Rogers, President and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:


1. I have reviewed this quarterly report on Form 10-QSB of MAGIC COMMUNICATIONS, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 16, 2003


/s/ Stephen D. Rogers
By:________________________________________

    Stephen D. Rogers,
    President and Chief Accounting Officer

    CERTIFICATION Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Magic Communications, Inc. (the "Company") on Form 10-QSB for the Quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen
D. Rogers, President and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company



Date: July 16, 2003

/s/ Stephen D. Rogers
By:________________________________________
    Stephen D. Rogers,
    President and Chief Accounting Officer