Form 10QSB
period 2003-06-30
MAGIC COMMUNICATIONS INC
filed 2003-08-14
CIK 1205332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                 THE EXCHANGE ACT For the transition period from
                             _______ to ____________

                        Commission file number : 0-50090

                        MAGIC COMMUNICATIONS GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                Delaware                             13-3926203
    (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)


                  5 West Main Street, Elmsford, New York 10523
                    (Address of principal executive offices)

                                 (914) 345-0800
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section l3 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock as of August 13, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                        MAGIC COMMUNICATIONS GROUP, INC.

                                      INDEX




PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheet - June 30, 2003 (Unaudited)

           Statements of Operations (Unaudited) -
            Three Months and Six Months Ended June 30, 2003 and 2002

           Statements of Cash Flows (Unaudited) -
            Six Months Ended June 30, 2003 and 2002

           Notes to Financial Statements (Unaudited) -
            Six Ended June 30, 2003 and 2002

  Item 2.  Management's Discussion and Analysis or Plan of Operation

  Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds

  Item 3.  Defaults Upon Senior Securities

  Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                        MAGIC COMMUNICATIONS GROUP, INC.

                                  BALANCE SHEET

                                  JUNE 30, 2003
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash                                                   $             5,903
                                                              ------------------
          TOTAL CURRENT ASSETS                                            5,903

EQUIPMENT, net                                                           47,787

SECURITY DEPOSITS                                                        15,400

DUE FROM RELATED PARTY                                                    3,000
                                                              ------------------
                                                            $            72,090
                                                              ==================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                  $            48,868
     Due to related parties                                              67,306
                                                              ------------------
          TOTAL CURRENT LIABILITIES                                     116,174

STOCKHOLDERS' DEFICIT:
     Common stock, $.0001 par value;
       authorized 50,000,000 shares;
       issued and outstanding 2,500,000 shares                              250
     Preferred stock, $.0001 par value;
       authorized 1,000,000 shares;
       issued and outstanding -0- shares                                    -
     Additional paid-in capital                                           5,903
     Accumulated deficit                                                (50,237)
                                                              ------------------
          TOTAL STOCKHOLDERS' DEFICIT                                   (44,084)
                                                              ------------------
                                                            $            72,090
                                                              ==================




    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                                         For the Three Months Ended June 30,      For the Six Months Ended June 30,
                                                         ------------------------------------     --------------------------------
                                                              2003             2002                   2003             2002
                                                         ---------------   -------------          ---------------   --------------
                                                          (Unaudited)       (Unaudited)             (Unaudited)      (Unaudited)

NET SALES                                             $          20,591 $        16,802        $         46,221    $    33,717
                                                         ---------------   -------------           ---------------   --------------

OPERATING EXPENSES:
    Depreciation                                                  4,320           4,320                   8,639          8,639
    Salaries                                                      7,000           5,400                  13,000         10,800
    Equipment lease                                               1,353           5,842                   2,912         10,984
    Professional fees                                             1,500               -                  11,000          3,775
    General and administrative                                   11,494           8,708                  22,747         15,416
                                                         ---------------   -------------           ---------------   --------------
       TOTAL OPERATING EXPENSES                                  25,667          24,270                  58,298         49,614
                                                         ---------------   -------------           ---------------   --------------

NET LOSS                                              $          (5,076)$        (7,468)       $        (12,077)   $   (15,897)
                                                         ===============   =============           ===============   ==============

BASIC AND DILUTED NET LOSS PER SHARE                  $           (0.00)$         (0.00)       $          (0.00)   $     (0.01)
                                                         ===============   =============           ===============   ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    Basic and Diluted                                         2,500,000       2,500,000                2,500,000     2,500,000
                                                         ===============   =============           ===============   ==============







    The accompanying notes are an integral part of the financial statements.

                   MAGIC COMMUNICATIONS GROUP, INC.

                       STATEMENTS OF CASH FLOWS

                                                                                   For the Six Months Ended June 30,
                                                                             ----------------------------------------------
                                                                                       2003                   2002
                                                                             ----------------------   ---------------------
                                                                                    (Unaudited)            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $               (12,077) $              (15,897)
                                                                             ----------------------   ---------------------
     Adjustments to reconcile net loss to
      net cash (used in) provided by
      operating activities:
             Depreciation                                                                    8,639                   8,639

     Changes in assets and liabilities:
        Accounts payable and accrued expenses                                                9,341                   6,694
                                                                             ----------------------   ---------------------
             TOTAL ADJUSTMENTS                                                              17,980                  15,333
                                                                             ----------------------   ---------------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                          5,903                    (564)
                                                                             ----------------------   ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                              -                       -
                                                                             ----------------------   ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                              -                       -
                                                                             ----------------------   ---------------------

NET INCREASE (DECREASE) IN CASH                                                              5,903                    (564)

CASH, BEGINNING OF PERIOD                                                                        -                     564
                                                                             ----------------------   ---------------------

CASH, END OF PERIOD                                                        $                 5,903  $                    -
                                                                             ======================   =====================






    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred recurring losses resulting in a stockholders' deficit of ($44,084) and working capital deficit of ($110,271) at June 30, 2003. In addition, the Company's only current asset is cash of $5,903. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements and, ultimately, the success of its planned future operations. There can be no assurance that the Company will obtain the necessary financing nor that the planned future operations will be successful.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a significant effect on the Company's financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company's financial statement presentation or disclosures.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Six Months Ended June 30, 2003 vs. Six Months Ended June 30, 2002

Net sales increased from $33,717 in the six months ended June 30, 2002 to $46,221 in the six months ended June 30, 2003. This increase is directly attributable to a reduction in telephone expenses when the Company changed its local service provider. Operating expenses increased from $49,614 or 147% of net sales to $58,298 or 126% of net sales. The change in operating expenses was due to the following items: (i) an increase in salaries of $2,200 from $10,800 in 2002 to $13,000 in 2003; (ii) a decrease in lease payments for phone equipment (leases expired in March 2002) of $8,072 from $10,984 for the six months ended June 30, 2002 to $2,912 for the six months ended June 30, 2003; (iii) a increase in general and administrative expenses of $7,331 from $15,416 for the six months ended June 30, 2002 to $22,747 for the six months ended June 30, 2003; and (iv) an increase in professional fees of $7,225 from $3,775 in the six months ended June 30, 2002 to $11,000 in the six months ended June 30, 2003 associated with additional registration costs. Since sales increased and operating expenses increased, the Company's net loss decreased from ($15,897) in the six months ended June 30, 2002 to ($12,077) in the six months ended June 30, 2003. The number of pay telephones in service during the six months ended June 30, 2002 and June 30, 2003 were approximately 150 telephones throughout these periods.

Liquidity and Capital Resources

On June 30, 2003 the Company had only $5,903 cash on hand. It was the opinion of Management that this lack of significant funds would not enable the Company to affect its registration under the Exchange Act and file periodic reports until such time as it is able to generate revenues/cash flow from its operations. Current funds having been expended and with managements' assumption that the Company may not generate sufficient revenues from operations, the Company will
(a) be dependent upon management to fund operations and/or (b) be dependent upon some form of debt or equity financing, if available, and if available, under terms deemed reasonable to management The management of the Company has orally committed to fund the Company on an "as needed" basis for a period of one (1) year, with up to $50,000 in order to fund operations for such 12 month period. Management has also verbally committed to further fund up to an additional $50,000 if its' original estimate for funds needed during such 12 month period proves to be understated. The funding referred to is not subject to any limitations other than the dollar amounts indicated. The Company's auditors have included a "going concern" opinion in their report on the Company's financial statements contained in the Company's 10-KSB for the year ended December 31, 2002.

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


Item 1.           Legal Proceedings.  None


Item 2.           Changes in Securities.  None


Item 3.           Defaults Upon Senior Securities. None


Item 4.           Submission of Matters to a Vote of Security Holders.  None


Item 5.           Other Information.  None


Item 6.           Exhibits and Reports on Form 8-K.

Exhibits

(a)      31       302 Certification by President and Chief Accounting Officer
         32       906 Certification by President and Chief Accounting Officer

(b)      Reports on Form 8-K

         None

                                   SIGNATURES
In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MAGIC COMMUNICATIONS, INC.
                                                  (Registrant)

                                              /s/ Stephen D. Rogers
                                          By:______________________________
Date: August 14 , 2003                            Stephen D. Rogers, President
                                                  and Chief Accounting Officer