Form 10KSB/A
period 2002-12-31
MAGIC COMMUNICATIONS INC
filed 2003-09-25
CIK 1205332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2002 Or [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ______________

Commission File Number: 0-50090


                           MAGIC COMMUNICATIONS, INC.

                 (Name of Small Business Issuer in its Charter)


               Delaware                             13-3926203
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)


           5 West Main Street
           Elmsford, New York                        10523
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] Disclosure contained herein.


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

Yes__________No_________ NOT APPLICABLE



                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

Transitional Small Business Disclosure Format
[  ] Yes  [  ] No

                                TABLE OF CONTENTS


PART I.

Item 1.    Description of Business

Item 2.    Description of Property

Item 3.    Legal Proceedings

Item 4.    Submission of Matters to a Vote of Security Holders

PART II.

Item 5.    Market for Common Equity and Related Stockholder Matters

Item 6.    Management's Discussion and Analysis or Plan of Operation

Item 7.    Financial Statements

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.   Executive Compensation

Item 11.   Security Ownership of Certain Beneficial Owners and Management
            And Related Stockholder Matters

Item 12.   Certain Relationships and Related Transactions

Item 13.   Exhibits, List and Reports on Form 8-K

Item 14.   Controls and Procedures

Item 15.   Principal Accountant Fees and Services

Signatures

CERTIFICATION

                                     PART I

Item 1.           Description of Business



The Company was originally formed as a New York corporation on January 16, 1997 (and reincorporated as a Delaware corporation in November 2002) for the purpose of offering Internet kiosks where the public could access the Internet for a fee. The internet Kiosks business proposals remain in their embryonic and developmental stages, have not been activated and the Company has no current plans to further pursue such activities. Since June 1997 the Company has engaged in the business of contracting with various locations such as malls, gas stations, stores and office buildings to install pay phones that are an alternative to those provided by the primary local service provider (Verizon). The Company places its phones by offering larger payments to the store owner or property owner than Verizon pays to retail location operators. The Company realizes net revenues through the difference between what is in the coin box when it is emptied and what it must pay to the property owner, Verizon and long distance and local service providers as well as payments from others for toll free calls. The Company's net revenues are principally comprised of: (i) the difference between what the Company charges for local calls ($.25 in New York and $.35 in New Jersey and Pennsylvania for a three minute call) and the $.042 that the Company pays to Verizon for each three (3) minute call; (ii) the difference between the fixed rate per call that the Company pays to Qwest for each long distance call and the rates which the Company charges for long distance calls (as established by the Company); (iii)a commission of 50% paid by Qwest (long distance carrier) on operator assisted services, such as collect, reverse charges or credit card long distance calls made on the Company's phones; and (iv) a payment of $.249 on each toll-free (800) call from Company phones by major long distance carriers, such as: AT&T, MCI, Qwest, Sprint, etc., through a contract with a call aggregator, Private Payphone Owners' Network ("PPON") which computes all toll free calls made from Company phones and pays the Company directly. The Company's expenses include the marketing expense to place telephones, the cost of the phones and phone maintenance. The Company does not have a written agreement with Verizon, but has a written agreement with Qwest as well as the aggregator (PPON). Copies of such written Agreements are annexed hereto as Exhibits 99.01 and 99.02.

As of September 30, 2002, the Company had approximately 150 pay phones placed in locations in New York , New Jersey and Pennsylvania. These phones are marketed through the Company's own employees, principally the Company's President, through word-of-mouth. The Company hopes to raise funds through a private equity offering to be able to increase its marketing effort so that it will have a sufficient number of phones in operation to be able to earn a profit. No assurance is given that the Company can accomplish this objective. The Company filed a Registration Statement on Form 10-SB because Management believes that as a reporting Company with the potential of trading on the NASD Electronic Bulletin Board ("OTCBB") the Company will be better able to attract investment capital. No assurance is given that investment capital can be raised.

The Company currently purchases its phones from North Atlantic Marketing and during the nine (9) month period calendar year ended September 30, 2002 December 31, 2002 purchased 20 telephones without having purchased any additional telephones through June 30, 2003. The price for phones in the twelve month period ending December 31, 2002 averaged $ 1,200 for each individual telephone, which comprises: (i) the purchase price from independent suppliers for all hardware; and (ii) wall installation, but does not include wiring which is done by Verizon. In addition, the Company arranges for the installation of the phones at the customers' place of business and pays Verizon to connect the wires to the phones. The Company's marketing is conducted primarily through the personal effects of its President and through "word of mouth" in order to obtain customer leads.

Competition

The Company expects to encounter substantial competition in its efforts to locate pay telephones from both the local telephone company (Verizon) and from other pay phone operators such as the Company. Many of these entities have greater experience, resources and managerial capabilities than the Company. The Company intends to compete primarily on the terms that it offers to location owners. The Company's ability to place phones and the revenues derived from each phone may be impaired by a general perception on the part of many consumers that independent coin phone companies, such as the Company, charge higher rates to consumers. The Company does not believe that this perception is accurate as to the services that it provides.

Employees

The Company currently has 1 full time employee and 2 part time employees. Its full time employee is engaged in sales and marketing and a service technician as well as the Company's Secretary are employed part time. The Company's employees do not have any collective bargaining agreement and management believes that the Company's relations with its employees are satisfactory.

Recent Reorganization

During November, 2002, the Company effected a reincorporation merger to change its state of incorporation from New York to Delaware. In connection with the reincorporation, each outstanding share of the New York predecessor corporation which was merged with and into the Company, was changed by operation of law and as provided in Section 2.4.1 in the Agreement and Plan of Merger (the "Plan") into 2,500,000 shares of the Company. The Plan is filed as Exhibit 3(d) to this Registration Statement. The Company effected the reincorporation merger because management believes that Delaware corporations are more attractive to potential investors. Under New York law, officers, directors and the ten largest shareholders of a corporation are personally liable for employee wages.


Item 2.           Description of Property



The Company currently leases 350 square feet of office space pursuant to a month to month lease from a related party at a nominal cost. The Company believes that its offices are sufficient for its current and short term anticipated needs and that similar space is available in the general vicinity of its offices for similar prices should the need arise.

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

Liquidity and Capital Resources

On December 31, 2002 the Company had no cash on hand. It was the opinion of Management that the lack of funds would not enable the Company to affect this registration under the Exchange Act and file periodic reports until such time as it is able to generate revenues cash flow from its operations. Current funds having been expended and with managements' assumption that the Company may not generate sufficient revenues from operations, the Company will (a) be dependent upon management to fund operations and/or (b) be dependent upon some form of debt or equity financing, if available, and if available, under terms deemed reasonable to management The management of the Company has orally committed to fund the Company on an "as needed" basis for a period of one (1) year, with up to $50,000 in order to fund operations for such 12 month period. Management has also verbally committed to further fund up to an additional $50,000 if its' original estimate for funds needed during such 12 month period proves to be understated. The funding referred to is not subject to any limitations other than the dollar amounts indicated.. Management has not, as yet, found it necessary to disburse any additional funds to sustain operations, but will do so, if, and when, deemed necessary and in the manner indicated in this paragraph. The Company's auditors have included a "going concern" opinion in their report on the Company's financial statements.

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

     Name                 Age             Position Held and Tenure
..................... ............ ..............................................
Stephen D. Rogers          53     President and a Director since inception
..................... ............ ..............................................
Maureen Rogers             47     Vice President, and a Director since inception
....................  ............ ..............................................
Edwin Osias                56     Director
....................  ............ ..............................................
Suzanne Keating            32     Secretary

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

SUZANNE KEATING, became Secretary of the Company in late November 2002, having previously been employed by the Company since 1999 in administrative and clerical capacities. Prior thereto and from 1994 until 1999, she was employed by Magic Restaurant, Inc., holding positions from Accounts Payable Manager to Office Manager until the firm filed for bankruptcy. From 1992 until 1994 Ms. Keating was employed by Universal Hotels, a hotel management company. Ms. Keating graduated in 1992 from the Westchester Business Institute in White Plains, New York with an Associates Degree in Accounting and Business Administration.

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

Pursuant to the November 24, 2002 board of directors approval and subsequent stockholder approval, the Company adopted its 2002 Non-Statutory Stock Option Plan (the "Plan") whereby it reserved for issuance up to 1,500,000 shares of its common stock. The Company intends to file a Registration Statement on Form S-8 so as to register those 1,500,000 shares of common stock underlying the aforesaid options.

Management had issued 1,000,000 of the aforesaid options to certain current members of its management team as well as other persons whom it considered to be important to its current and proposed business activities. The individuals to whom options were granted (Stephen D. Rogers, 250,00; Maureen Rogers, 500,000; and Gary B. Wolff, 250,000) each thereafter agreed on December 13, 2002 with the Company to void these options as if never issued and without receipt by any of the option holders of any form of consideration.

Each of these options (originally issued on November 24, 2002) prior to being voided, were exercisable at $.01 per share. No consideration was paid for such options and none of these options were ever exercised nor was any consideration paid to the option holders who agreed to cancellation.

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


      Name and Address of       Number of Shares
       Beneficial Owner1      Beneficially Owned1          Percentage of Class
       -----------------      -------------------          -------------------
       Maureen Rogers                240,000                      9.60%
       Stephen D. Rogers                   0                         0
       Edwin Osias                       100                         *
       Boulder Hill, Inc.            240,000 3                    9.60%
       Karen Glenn                   240,000                      9.60%
       Suzanne Keating                 5,000                         *
       All officers and              245,100                      9.80%
       directors as
       a group (4persons)

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


                           MAGIC COMMUNICATIONS, INC.
                              (Registrant)


                  By: /s/ Stephen D. Rogers
                      ---------------------
                          Stephen D. Rogers
                          President

                  Date: September  24, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signatures                                       Dates


                  By: /s/ Stephen D. Rogers                 September  24, 2003
                      ---------------------
                          Stephen D. Rogers
                          President and Director


                  By: /s/ Maureen Rogers                     September 24, 2003
                      ---------------------
                          Maureen Rogers
                          Vice-President and Director

                  By: /s/ Edwin Oasis                        September 24, 2003
                      ---------------------
                          Edwin Oasis
                          Director


                  By: /s/ Suzanne Keating                    September 24, 2003
                      ---------------------
                          Suzanne Keating
                          Secretary