Form 10KSB/A
period 2002-12-31
MAGIC COMMUNICATIONS INC
filed 2003-10-10
CIK 1205332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           FORM 10-KSB/Amendment No. 2

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

                  Date: October 9, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signatures                                       Dates


                  By: /s/ Stephen D. Rogers                   October  9, 2003
                      ---------------------
                          Stephen D. Rogers
                          President and Director


                  By: /s/ Maureen Rogers                      October  9, 2003
                      ---------------------
                          Maureen Rogers
                          Vice-President and Director

                  By: /s/ Edwin Oasis                         October  9, 2003
                      ---------------------
                          Edwin Oasis
                          Director


                  By: /s/ Suzanne Keating                     October  9, 2003
                      ---------------------
                          Suzanne Keating
                          Secretary