Form 10KSB/A
period 2002-12-31
MAGIC COMMUNICATIONS INC
filed 2003-10-21
CIK 1205332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           FORM 10-KSB/Amendment No. 3

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

                        MAGIC COMMUNICATIONS, INC.

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

      Statements of Operations                                     F - 3

      Statements of Stockholders' Equity (Deficit)                 F - 4

      Statements of Cash Flows                                     F - 5

      Notes to Financial Statements                            F - 6 to F - 10

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders'
Magic Communications, Inc.

     We have audited the accompanying balance sheet of Magic Communications, Inc. as of December 31, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, the financial position of Magic Communications, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

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

                           MAGIC COMMUNICATIONS, INC.

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

                           MAGIC COMMUNICATIONS, INC.

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

                           MAGIC COMMUNICATIONS, INC.

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

                           MAGIC COMMUNICATIONS, INC.

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

                           MAGIC COMMUNICATIONS, INC.

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

                  In November 2002, the Company was merged into a Delaware corporation called Magic Communications, Inc.("Magic" or the "Company") which was created for the purpose of reincorporating the Company accounted for as a reorganization of entities under common control.

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

Item 13.          Exhibits, Lists and Reports on Form 8-K

Reference is herewith made to the financial statements and notes thereto included in this Form 10-KSB.

(a)      31  Certification by Chief Executive Officer
         32  Certification by Chief Financial Officer

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

                  Date: October 20, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signatures                                       Dates


                  By: /s/ Stephen D. Rogers                   October  20, 2003
                      ---------------------
                          Stephen D. Rogers
                          President and Director


                  By: /s/ Maureen Rogers                      October  20, 2003
                      ---------------------
                          Maureen Rogers
                          Vice-President and Director

                  By:
                      ---------------------
                          Edwin Oasis
                          Director


                  By: /s/ Suzanne Keating                     October  20, 2003
                      ---------------------
                          Suzanne Keating
                          Secretary