Form 10QSB/A
period 2003-03-31
MAGIC COMMUNICATIONS INC
filed 2003-10-21
CIK 1205332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           FORM 10-QSB Amendment No. 1
                      [ ] QUARTERLY REPORT UNDER SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                      ACT OF 1934 For the quarterly period
                              ended March 31, 2003

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from _______ to ____________

                        Commission file number : 000-50090

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

                           Magic Communications, Inc.
                                   FORM 10-QSB
                      Quarterly Period Ended March 31, 2003

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

                           MAGIC COMMUNICATIONS, INC.

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

                           MAGIC COMMUNICATIONS, INC.

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

                           MAGIC COMMUNICATIONS, INC.

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


Item 1.           Legal Proceedings.  None


Item 2.           Changes in Securities.  None


Item 3.           Defaults Upon Senior Securities. None


Item 4.           Submission of Matters to a Vote of Security Holders.  None


Item 5.  Other Information.  None


Item 6.           Exhibits and Reports on Form 8-K.

Exhibits

(a)      31.1     302 Certification by President
         32.1     906 Certification by President

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MAGIC COMMUNICATIONS, INC.
                                               (Registrant)

                                              /s/ Stephen D. Rogers
                                            By:______________________________
Date: October 20, 2003                           Stephen D. Rogers, President
                                                  and Chief Accounting Officer