Form 10QSB
period 2003-09-30
MAGIC COMMUNICATIONS INC
filed 2003-12-18
CIK 1205332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2003

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

Check whether the registrant (1) filed all reports required to be filed by Section l3 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock as of December 18, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                           MAGIC COMMUNICATIONS, INC.

                                      INDEX




PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheet - September 30, 2003 (Unaudited)

           Statements of Operations (Unaudited) -
            Three Months and Nine Months Ended September 30, 2003 and 2002

           Statements of Cash Flows (Unaudited) -
            Nine Months Ended September 30, 2003 and 2002

           Notes to Financial Statements (Unaudited) -
            Nine Ended September 30, 2003 and 2002

  Item 2.  Management's Discussion and Analysis or Plan of Operation

  Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds

  Item 3.  Defaults Upon Senior Securities

  Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                        MAGIC COMMUNICATIONS GROUP, INC.

                                  BALANCE SHEET

                               SEPTEMBER 30, 2003
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
    Cash                                                          $       4,698
                                                                    ------------
       TOTAL CURRENT ASSETS                                               4,698

EQUIPMENT, net                                                           39,148

SECURITY DEPOSITS                                                        15,400

DUE FROM RELATED PARTY                                                    3,800
                                                                    ------------

                                                                   $      63,046
                                                                    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                         $      48,868
    Due to related parties                                               67,306
                                                                    ------------
       TOTAL CURRENT LIABILITIES                                        116,174

STOCKHOLDERS' DEFICIT:
    Common stock, $.0001 par value;
     authorized 50,000,000 shares;
     issued and outstanding 2,500,000 shares                                250
    Preferred stock, $.0001 par value;
     authorized 1,000,000 shares;
     issued and outstanding -0- shares                                      -
    Additional paid-in capital                                            5,903
    Accumulated deficit                                                 (59,281)
                                                                    ------------
       TOTAL STOCKHOLDERS' DEFICIT                                      (53,128)
                                                                    ------------

                                                                  $      63,046
                                                                    ============




    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                            STATEMENTS OF OPERATIONS


                                      For the Three Months   For the Nine Months
                                      Ended September 30,     Ended September 30,
                                     ---------------------- -----------------------
                                       2003        2002        2003        2002
                                     ----------  ---------- -----------  ----------
                                     (Unaudited) (Unaudited)(Unaudited)  (Unaudited)

NET SALES                          $    63,734 $    35,304 $   109,955 $    69,021
                                     ----------  ---------- -----------  ----------

OPERATING EXPENSES:
   Depreciation                          8,639       4,320      17,278      12,639
   Salaries                              7,000       3,000      20,000      13,800
   Equipment lease                         523         713       3,435      11,697
   Professional fees                    25,425           -      36,425       3,775
   General and administrative           31,191       7,159      53,938      22,575
                                     ----------  ---------- -----------  ----------
     TOTAL OPERATING EXPENSES           72,778      15,192     131,076      64,486
                                     ----------  ---------- -----------  ----------

NET INCOME (LOSS)                  $    (9,044)$    20,112 $   (21,121)$     4,535
                                     ==========  ========== ===========  ==========

BASIC AND DILUTED NET LOSS
 PER SHARE                         $     (0.00)$      0.01 $     (0.01)$      0.00
                                     ==========  ========== ===========  ==========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING
   Basic and Diluted                 2,500,000   2,500,000   2,500,000   2,500,000
                                     ==========  ========== ===========  ==========



    The accompanying notes are an integral part of the financial statements.

                   MAGIC COMMUNICATIONS GROUP, INC.

                       STATEMENTS OF CASH FLOWS

                                                                                For the Nine Months Ended September 30,
                                                                             ----------------------------------------------
                                                                                       2003                   2002
                                                                             ----------------------   ---------------------
                                                                                   (Unaudited)             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $               (21,121) $                4,535
                                                                             ----------------------   ---------------------
     Adjustments to reconcile net income (loss)
      to net cash (used in) provided
      by operating activities:
             Depreciation                                                                   17,278                  12,959

     Changes in assets and liabilities:
        Accounts payable and accrued expenses                                                9,341                     171
                                                                             ----------------------   ---------------------
             TOTAL ADJUSTMENTS                                                              26,619                  13,130
                                                                             ----------------------   ---------------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                          5,498                  17,665
                                                                             ----------------------   ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                              -                       -
                                                                             ----------------------   ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments to related parties                                                              (800)                 (5,800)
                                                                             ----------------------   ---------------------

NET CASH USED IN FINANCING ACTIVITIES                                                         (800)                 (5,800)
                                                                             ----------------------   ---------------------

NET INCREASE IN CASH                                                                         4,698                  11,865

CASH, BEGINNING OF PERIOD                                                                        -                       -
                                                                             ----------------------   ---------------------

CASH, END OF PERIOD                                                        $                 4,698  $               11,865
                                                                             ======================   =====================






    The accompanying notes are an integral part of the financial statements.

                           MAGIC COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred recurring losses resulting in a stockholders' deficit of ($53,128) and working capital deficit of ($111,476) at September 30, 2003. In addition, the Company's only current asset is cash of $4,698. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Nine Months Ended September 30, 2003 vs. Nine Months Ended September 30, 2002

Net sales increased from $69,021 in the nine months ended September 30, 2002 to $109,955 in the nine months ended September 30, 2003. This increase is directly attributable to a reduction in telephone expenses when the Company changed its local service provider. Operating expenses increased from $64,486 or 93% of net sales to $131,076 or 119% of net sales. The change in operating expenses was due to the following items: (i) an increase in salaries of $6,200 from $13,800 in 2002 to $20,000 in 2003; (ii) a decrease in lease payments for phone equipment (leases expired in March 2002) of $8,262 from $11,697 for the nine months ended September 30, 2002 to $3,435 for the nine months ended September 30, 2003; (iii) a increase in general and administrative expenses of $31,363 from $22,575 for the nine months ended September 30, 2002 to $53,938 for the nine months ended September 30, 2003; and (iv) an increase in professional fees of $32,650 from $3,775 in the nine months ended September 30, 2002 to $36,425 in the nine months ended September 30, 2003 associated with additional registration costs. The number of pay telephones in service during the nine months ended September 30, 2002 and September 30, 2003 were approximately 150 telephones throughout these periods.

Liquidity and Capital Resources

On September 30, 2003 the Company had only $4,698 cash on hand. It was the opinion of Management that this lack of significant funds would not enable the Company to affect its registration under the Exchange Act and file periodic reports until such time as it is able to generate revenues/cash flow from its operations. Current funds having been expended and with managements' assumption that the Company may not generate sufficient revenues from operations, the Company will (a) be dependent upon management to fund operations and/or (b) be dependent upon some form of debt or equity financing, if available, and if available, under terms deemed reasonable to management The management of the Company has orally committed to fund the Company on an "as needed" basis for a period of one (1) year, with up to $50,000 in order to fund operations for such 12 month period. Management has also verbally committed to further fund up to an additional $50,000 if its' original estimate for funds needed during such 12 month period proves to be understated. The funding referred to is not subject to any limitations other than the dollar amounts indicated. The Company's auditors have included a "going concern" opinion in their report on the Company's financial statements contained in the Company's 10-KSB for the year ended December 31, 2002.

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


                                              MAGIC COMMUNICATIONS, INC.
                                                  (Registrant)

                                              /s/ Stephen D. Rogers
                                          By:______________________________
Date: December 19, 2003                           Stephen D. Rogers, President
                                                  and Chief Accounting Officer