Form 10KSB
period 2003-12-31
MAGIC COMMUNICATIONS INC
filed 2005-03-04
CIK 1205332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

         (Mark One)
         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-117495

                           MAGIC COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                  Delaware                                      13-3926203
-------------------------------------------------          --------------------
 (State or other jurisdiction of incorporation or            (I.R.S. Employer
                    organization)                            Identification No.)

             5 West Main Street
               Elmsford, New York                                 10523
-------------------------------------------------          --------------------
       (Address of principal Executive Offices)                 (Zip Code)

                     Issuer's Telephone Number: 914-345-0800


Securities registered under Section 12(b) of the Act:

                    Common Stock par value $.0001 per share

Securities registered under Section 12(g) of the Act:         None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes___  No _X__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent year: $ 81,937 as of December 31, 2003.

The number of shares outstanding of each of the Registrant's classes of common stock, as of February 28, 2005 is 2,780,000 shares, all of one class, $.0001 par value per share. Of this number, 1,632,900 shares were held by non-affiliates of the Registrant.

The Company's common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate "market value" to be indicated for such shares. The "value" of the 1,632,900 shares held by non-affiliates, based upon the book value as of February 28, 2005 is $-0-.


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

Yes__________No_________ NOT APPLICABLE



                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

Transitional Small Business Disclosure Format
[  ] Yes  [  ] No

                                     PART I

Item 1.           Description of Business

The Company was originally formed as a New York corporation on January 16, 1997(and reincorporated as a Delaware corporation in November 2002) for the purpose of offering Internet kiosks where the public could access the Internet for a fee. The internet Kiosks business proposals remain in their embryonic and developmental stages, have not been activated and the Company has no current plans to further pursue such activities. Since June 1997 the Company has engaged in the business of contracting with various locations such as malls, gas stations, stores and office buildings to install pay phones that are an alternative to those provided by the primary local service provider (Verizon). The Company places its phones by offering larger payments to the store owner or property owner than Verizon pays to retail location operators. The Company realizes net revenues through the difference between what is in the coin box when it is emptied and what it must pay to the property owner, Verizon and long distance and local service providers as well as payments from others for toll free calls. The Company's net revenues are principally comprised of: (i) the difference between what the Company charges for local calls ($.25 in New York and $.35 in New Jersey and Pennsylvania for a three minute call) and the $.042that the Company pays to Verizon for each three (3) minute call; (ii) the difference between the fixed rate per call that the Company pays to Qwest for each long distance call and the rates which the Company charges for long distance calls (as established by the Company); (iii)a commission of 50% paid by Qwest (long distance carrier) on operator assisted services, such as collect, reverse charges or credit card long distance calls made on the Company's phones; and (iv) a payment of $.249 on each toll-free (800) call from Company phones by major long distance carriers, such as: AT&T, MCI, Qwest, Sprint, etc., through a contract with a call aggregator, Private Payphone Owners' Network ("PPON") which computes all toll free calls made from Company phones and pays the Company directly. The Company's expenses include the marketing expense to place telephones, the cost of the phones and phone maintenance. The Company does not have a written agreement with Verizon, but has a written agreement with Qwest as well as the aggregator (PPON). Copies of such written Agreements were annexed as Exhibits 99.01 and 99.02 to the Company's Form 10-KSB for year ended December 31, 2002.

As of December 31, 2003, the Company had approximately 100 pay phones placed in locations in New York , New Jersey and Pennsylvania. These phones are marketed through the Company's own employees, principally the Company's President, through word-of-mouth. The Company filed a Registration Statement on Form 10-SB because Management believes that as a reporting Company with the potential of trading on the NASD Electronic Bulletin Board ("OTCBB") the Company will be better able to attract investment capital. No assurance is given that investment capital can ever be raised.

The Company currently purchases its phones from North Atlantic Marketing and during the calendar year ended December31, 2003 purchased no additional telephones. The price for phones in the twelve month period ending December 31, 2003 averaged $1,000 for each individual telephone, which comprises: (i) the purchase price from independent suppliers for all hardware; and (ii) wall installation, but does not include wiring which is done by Verizon. In addition, the Company arranges for the installation of the phones at the customers' place of business and pays Verizon to connect the wires to the phones. The Company's marketing is conducted primarily through the personal efforts of its President and through "word of mouth" in order to obtain customer leads.

Competition

The Company continues to encounter substantial competition in its efforts to locate pay telephones from both the local telephone company (Verizon) and from other pay phone operators such as the Company. Many of these entities have greater experience, resources and managerial capabilities than the Company. The Company tries to compete primarily on the terms that it offers to location owners. The Company's ability to place phones and the revenues derived from each phone may be impaired by a general perception on the part of many consumers that independent coin phone companies, such as the Company, charge higher rates to consumers.

Employees

The Company currently has 1 full time employee and 2 part time employees. Its full time employee is engaged in sales and marketing and a service technician as well as the Company's Secretary are employed part time. The Company's employees do not have any collective bargaining agreement and management believes that theCompany's relations with its employees are satisfactory.

Description of Property

The Company currently leases 350 square feet of office space pursuant to a month to month lease from a related party at a nominal cost. The Company believes that its offices are sufficient for its current and short term anticipated needs and that similar space is available in the general vicinity of its offices for similar prices should the need arise.

Item 3.           Legal Proceedings.

                  None

Item 4.           Submission of Matters to a Vote of Security Holders.

                  None

                                     PART II

Item 5.           Market for Common Equity and Stockholder Matters.

The Company became subject to '34 Exchange Act reporting requirements as of January 13, 2003. To date there has been no established trading market for the Company's common stock. No symbol has been assigned for its securities and its securities have not been listed on any Exchange to date.

A. Holders.

As of the close of business on February 28, 2005 there were 96 stockholders of record of the Registrant's Common Stock and 2,780,000 shares were issued and outstanding.

B. Dividends.

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

Item 6.           Management's Discussion and Analysis or Plan of Operation.

Year ended December 31, 2003 vs. Year ended December 31, 2002

Sales increased from $73,617 at year ended December 31, 2002 to $81,937 for year ended December 31, 2003. Operating expenses increased from $109,044 to $180,174. The increase of operating expenses was primarily due to a $47,325 increase in professional fees and a $25,388 increase in general and administrative expenses, while sales increased by $8,320 and operating costs increased by $71,130. Accordingly, the Company's net loss increased by $62,810 so that as of December 31, 2003, the Company had an accumulated deficit of ($136,396) and a total stockholders deficit of ($127,243). The number of pay telephones in service during the years ended December 31, 2002 and December 31, 2003 were approximately 150 and 100 respectively.

Liquidity and Capital Resources

On December 31, 2003 the Company had $4,801 in cash on hand. With these limited funds the Company will (a) be dependent upon management to fund operations and/or (b) be dependent upon some form of debt or equity financing, if available, and if available, under terms deemed reasonable to management. The Company's auditors have included a "going concern" opinion in their report on the Company's financial statements.

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

Forward-Looking Statements

When used in this form 10-KSB, or in any document incorporated by reference herein, the words or phrases "will likely result", "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings, if any, and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward- looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 7.           Financial Statements

         The financial statements filed as part of this Annual Report on Form 10-KSB are set forth starting on page11.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

                  None

Item 8A.          Controls And Procedures

Our President currently serves as both our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for us. He has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B.          Other Information

                  None.

                                    PART III

Item 9.           Directors And Executive Officers Of The Registrant

Set forth below is certain information concerning each current director and executive officer of the Registrant, including age, position(s) with the Registrant, present principal occupation and business experience during the past five years.

Name                          Age       Position Held
-----------------             ---       ----------------------------------------
Stephen D. Rogers             55        President, Chief Executive Officer,
                                        Chief Financial Officer and Director
Maureen Rogers                49        Vice President and Director
Edwin Osias                   58        Director
Suzanne Keating               34        Secretary

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Biographical Information

STEPHEN D. ROGERS: President, has been in the communications business since 1997 along with his wife Maureen. He has installed and maintained hundreds of Public Pay Phones and public access equipment including Internet kiosks in hotels, hospitals, truck stops and multiple other locations. Prior to working in the communication field, Mr. Rogers was a principal and founder in Magic Restaurants, and its subsidiaries from September 1985 until December 1994, which owned and operated over 30 restaurants throughout the Northeast. He graduated from Queens College in 1971with a Bachelors degree in Psychology and Education and is currently living in Westchester with his wife and 3 children.

MAUREEN ROGERS: Vice President and Secretary (the latter until late November2002) has been in the communications business since January 1997 along with her husband Stephen. In addition to the communications field, Mrs. Rogers is the principal and founder of Just Desserts, a small baking business which she continues to own and operate since 1992. She was born and raised in England and is currently living in Westchester, New York with her husband and 3 children.

EDWIN OSIAS: Director, is a former U.S. Naval Officer who worked from 1981through 1985 with Chemical Bank as an officer, then from 1985 through 1998 as the National Sales Manager for Tungsram and then from 1989 through 1994 as the Executive Vice President for Sternberger Warehousing Trucking in Long Island City, New York. He is currently the President and owner of Osias Sales Inc. since 1994, a company which designs and produces custom ties and scarves for the museum industry. He currently is married and resides in Long Island, New York.

SUZANNE KEATING: She became Secretary of the Company in late November 2002, having previously been employed by the Company since 1999 in administrative and clerical capacities. Prior thereto and from 1994 until 1999, she was employed by Magic Restaurant, Inc., holding positions from Accounts Payable Manager to Office Manager until the firm filed for bankruptcy. From 1992 until 1994 Ms. Keating was employed by Universal Hotels, a hotel management company. Ms. Keating graduated in 1992 from the Westchester Business Institute in White Plains, New York with an Associates Degree in Accounting and Business Administration.

Item 10.          Executive Compensation

There are no written agreements or oral understandings as relates to executive compensation. To date, there has not been any executive compensation paid or accrued other than $36,970 paid to the Registrant's Vice President.

Item 11. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of February 28, 2005 (except where otherwise noted) with respect to (a) each person known by the Registrant to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (b) each director of the Registrant, (c) the Registrant's executive officers and (d) all officers and directors of the Registrant as a group. Except as may be indicated in the footnotes to the table, all such shares of Common Stock are owned with sole voting and investment power. The title of class of all securities indicated below is Common Stock with $.0001 par value per share.



1 Name and Address of                 2 Number of Shares      3 Percentage
  Beneficial Owner                     Beneficially Owned       of Class
----------------------------          -------------------     ------------
Maureen Rogers                              240,000               8.63%
Stephen D. Rogers                                 0
Edwin Osias                                     100                   3
4Boulder Hill, Inc.                         210,000                7.55%
Karen Glenn                                 240,000                8.63%
Suzanne Keating                               5,000                   3
5First Southwest Company                    252,000                9.06%
6National Financial Services LLC            200,000                7.19%
All officers and directors as a group
(4  persons)                                245,100                8.82%


Management has no plans to issue any additional securities to management, promoters or their affiliates or associates and will do so only if such issuance is in the best interests of shareholders of the Company and complies with all applicable federal and state securities rules and regulations.

----------------------------------
1 The address for each person is c/o Magic Communications, Inc., 5 West Main Street, Elmsford, New York 10523
2 Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.
3 Represents less than 1% of the 2,780,000 outstanding shares of common stock.
4 Boulder Hill, Inc. is a New York Corporation formed in March 1998 and its sole shareholder is Georgia Rogers.
5 First Southwest Company is located at 325 N. St. Paul, Suite 800, Dallas, Texas 75201.
6 National Financial Services LLC mailing address is P.O. Box 3731, Church Street Station, New York, New York 10281.

Item 12. Certain Relationships and Related Transactions

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

The Company also has payables to its President's brother in the amount of $5,000, a receivable from its President in the amount $4,300, and a payable to its President in the amount of $10,000. During the year ended December 31, 2003, Boulder Hill, a related party, advanced the Company money to pay for various expenses. At December 31, 2003, the Company owes Boulder Hill $11,391. These transactions are unsecured and non-interest bearing and have no specified payment terms.

Item 13. Exhibits

a.       Exhibits

         31.1 Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
         32.1       Certification Pursuant Section 906 Of The Sarbanes-Oxley Act
                    Of 2002


Item 14. Principal Accountant Fees And Services

During 2003 the Company incurred professional service fees of $24,075 for audit and audit related services provided by the principal accountant. During 2002 these fees totaled $3,750. These fees included the cost of the annual audit and reviews of the quarterly and annual filings with the Securities and Exchange Commission.

                                   Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MAGIC COMMUNICATIONS, INC.



                                      By: Stephen D. Rogers
                                         ----------------------------------
                                          Stephen D. Rogers, President, Chief
                                          Executive Officer, Chief Financial
                                          Officer and Director

                        MAGIC COMMUNICATIONS GROUP, INC.

                              FINANCIAL STATEMENTS



                                      INDEX


                                                             Page Number

REPORT OF INDEPENDENT REGISTERED PUBLIC
 ACCOUNTING FIRM                                                F - 1

FINANCIAL STATEMENTS:


       Balance Sheet                                            F - 2


       Statements of Operations                                 F - 3


       Statements of Stockholders' Deficit                      F - 4


       Statements of Cash Flows                                 F - 5


       Notes to Financial Statements                        F - 6 to F - 10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders'
Magic Communications Group, Inc.

         We have audited the accompanying balance sheet of Magic Communications Group, Inc. as of December 31, 2003 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, the financial position of Magic Communications Group, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.



                                              /s/Sherb & Co., LLP
                                              Certified Public Accountants

New York, New York
January 6, 2005

                        MAGIC COMMUNICATIONS GROUP, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2003

                                     ASSETS

CURRENT ASSETS:
 Cash                                                      $  4,801
                                                            -------
    TOTAL CURRENT ASSETS                                      4,801

EQUIPMENT, net                                               39,146

SECURITY DEPOSITS                                            11,550

DUE FROM RELATED PARTY                                        4,300
                                                            -------
                                                           $ 59,797
                                                            =======

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                     $ 58,343
 Loan Payable                                                50,000
 Due to related parties                                      78,697
                                                            -------
    TOTAL CURRENT LIABILITIES                               187,040

STOCKHOLDERS' DEFICIT:
 Common stock, $.0001 par value; authorized
  50,000,000 shares; issued and outstanding
  2,530,000 shares                                              253
 Preferred stock, $.0001 par value;
  authorized 1,000,000 shares; issued and
  outstanding -0- shares                                       -
 Additional paid-in capital                                   8,900
 Accumulated deficit                                       (136,396)
                                                            -------
    TOTAL STOCKHOLDERS' DEFICIT                            (127,243)
                                                            -------
                                                           $ 59,797
                                                            =======



    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                       For the Years Ended December 31,
                                       --------------------------------
                                            2003            2002
                                          -------         ---------

REVENUES                                 $ 81,937        $  73,617

OPERATING EXPENSES:
 Depreciation                              17,280           17,280
 Salaries                                  36,970           30,536
 Equipment lease                            4,522           12,539
 Professional fees                         61,375           14,050
 General and administrative                60,027           34,639
                                          -------         ---------
    TOTAL OPERATING EXPENSES              180,174          109,044
                                          -------         ---------
NET LOSS                                 $(98,237)       $ (35,427)
                                          =======         =========

BASIC AND DILUTED NET LOSS PER SHARE     $  (0.04)       $   (0.01)
                                          =======         =========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING
  Basic and Diluted                     2,505,000        2,500,000
                                        =========        =========












    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.



                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT



                                  Common Stock       Additional                      Total
                                ------------------     Paid-In      Accumulated   Stockholders'
                                  Shares    Amount     Capital         Deficit       Deficit
                                ---------  -------    ---------     -----------   --------------
Balance, January 1, 2002        2,500,000  $   250    $     750     $  (2,732)    $   (1,732)

Contribution of common stock       (5,100)      (1)           1          -                 -

Shares issued for services          5,100        1          152          -               153

Options issued for services          -          -         5,000          -             5,000

Net loss                             -          -           -         (35,427)       (35,427)
                                ----------  --------   ---------     ---------     -----------
Balance, December 31, 2002      2,500,000      250         5,903      (38,159)       (32,006)

Shares issued for services         30,000        3         2,997         -             3,000

Net loss                             -         -            -         (98,237)       (98,237)
                                ----------  --------   ---------     ---------     -----------
Balance, December 31, 2003      2,530,000  $   253    $    8,900    $(136,396)    $ (127,243)
                                ==========  ========   =========     =========     ============









    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                       For the Years Ended December 31,
                                       --------------------------------
                                            2003            2002
                                          -------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                               $(98,237)       $ (35,427)
  Adjustments to reconcile net loss
   to net cash (used in) provided by
   operating activities:
    Depreciation                           17,280           17,280
    Stock based compensation                3,000            5,153

  Changes in assets and liabilities:
    Accounts payable                       18,817           18,111
                                          -------         ---------
    TOTAL ADJUSTMENTS                      39,097           40,544
                                          -------         ---------
NET CASH (USED IN) PROVIDED BY
 OPERATING ACTIVITIES                     (59,140)           5,117
                                          -------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Return of security deposits                3,850             -
                                          -------         ---------
NET CASH PROVIDED BY INVESTING
 ACTIVITIES                                 3,850             -
                                          -------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from loan payable                50,000             -
 (Payments to) proceeds from related
  parties                                  10,091           (5,117)
                                          -------         ---------
NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                      60,091           (5,117)
                                          -------         ---------
NET INCREASE IN CASH                        4,801             -

CASH, BEGINNING OF YEAR                      -                -
                                          -------         ---------
CASH, END OF YEAR                        $ 4,801         $    -
                                          =======         =========

Cash paid for:
     Interest                            $  -            $    -
                                          =======         =========
     Taxes                               $  -            $    -
                                          =======         =========





    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

1.       DESCRIPTION OF BUSINESS:

                  Magic Communications Group, Inc. ("Magic" or the "Company") was incorporated in New York on January 16, 1997. The Company was originally formed for the purpose of offering Internet kiosks where the public could access the Internet for a fee. The Company did not develop that business and the financial statements do not include any amounts related to it. The Company's operations consist primarily of owning and operating pay phones in New York, New Jersey and Pennsylvania. This business commenced on February of 1997.

                  In November 2002 the Company was merged into a Delaware corporation which was created for the purpose of reincorporating the Company accounted for as a reorganization of entities under common control.

2. GOING CONCERN:

         The Company's financial statements as of December 31, 2002 have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business. At December 31, 2003, the audited financial statements have not been prepared as a going concern due to the fact that the audit report has been issued twelve months past the December 31, 2003 balance sheet date.

         As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $136,396 at December 31, 2003 and, as of that date, a working capital deficiency of $182,239. These conditions would raise substantial doubt about the Company's ability to continue as a going concern had the audit report not been issued twelve months past the balance sheet date. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

         E. Security deposit - The Company makes a deposit in the amount of $300 to Verizon for each pay telephone installed. The purpose of these deposits is to secure amounts owed to Verizon by the Company for monthly phone charges as describe in Note
                  6. This amount is returned to the Company after three years if it is current with all its payments. During the year ended December 31, 2003 the Company used $3,850 of the security deposits to pay expenses charged by Verizon. In 2004 the Company decided to use Qwest instead of Verizon and used up the remaining security deposit to offset Verizon expenses.

         F. Fair value of financial instruments - The carrying amounts reported in the balance sheet for, accounts payable, and due to related parties approximate fair value based on the short-term maturity of these instruments.

         G. Income taxes - Income taxes are accounted for in accordance with the provisions of SFAS No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly.

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

         I. New Accounting Pronouncements - Management does not believe that recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

4        EQUIPMENT:

         Equipment consists of the following at December 31, 2003:

              Payphones                      $     172,790
              Less: accumulated depreciation      (133,644)
                                                -----------
                                             $      39,146
                                                ===========

         Depreciation expense for the years ended December 31, 2003 and 2002 was $17,280 and $17, 280, respectively.

5.       LOAN PAYABLE:

         On August 14, 2003, the Company signed a promissory note for $50,000. The note is due on demand and bears interest at a rate of 4% per annum. As per the terms of the note the Company was supposed to issue 25,000 shares which have not been issued as of the above balance sheet date. The fair value of the common stock to be issued ($2,500) is included in accounts payable and accrued expenses. The Company has accrued interest of $750 from the date of the note to December 31, 2003

6.       COMMITMENTS:

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

7. DUE TO RELATED PARTIES:

         At December 31, 2003, the Company has a payable to Magic Consulting of $52,306 for consulting services performed. The Company also has payables to a related party in the amount of $5,000, a receivable from an officer in the amount $4,300, and a payable to the same officer in the amount of $10,000. During the year ended December 31, 2003, Boulder Hill, a related party, advanced the Company money to pay for various expenses. At December 31, 2003, the Company owes Boulder Hill $11,391. These transactions are unsecured and non-interest bearing and have no specified payment terms.

8. STOCK OPTION PLAN:

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

         The Company uses the intrinsic value method in accounting for stock options issued to employees and directors. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for awards, the Company's net loss and loss per share would have resulted in the pro forma amounts indicated below.

                                                    December 31,
                                                -----------------------
                                                   2002          2003
                                                 ---------     --------
         Net loss as reported                   $  35,427    $   97,486
         Pro forma net loss                     $  50,427    $   97,486
         Net loss per share as reported         $    0.01    $     0.04
         Pro forma net loss per share           $    0.02    $     0.04

         A summary of stock option transactions is presented below:

                                           Number of Shares     Weighted average
                                                                 exercise price
                                           ----------------     ----------------
         Granted on November 24, 2002         1,000,000        $       .01
         Canceled on December 13, 2002       (1,000,000)              (.01)
                                            -------------        -----------
         Outstanding at December 31, 2002          -                   -0-
         No activity                               -                   -0-
                                            -------------        -----------
         Outstanding at December 31, 2003          -           $       -0-
                                            =============        ===========


9.       INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS No.109"). SFAS No.109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Prior to 2003, the Company and its stockholders elected to be taxed under subchapter S of the Internal Revenue Code. As a result, all income and losses were reported by the Company's stockholders. The following is a reconciliation of income taxes computed using the statutory Federal rate to the income tax expense in the financial statements for December 31, 2003.

         Income tax (benefit) computed at statutory rate          $  (34,000)
         State income tax (benefit), net of federal benefit           (6,000)
         Permanent difference - stock based compensation               1,000
         Change in valuation allowance                                39,000
                                                                   ----------
         Provision for income taxes                               $     -
                                                                   ==========


         As of December 31, 2003, the Company has net operating losses for Federal income tax purposes totaling approximately $95,000, expiring at December 31, 2023.

         The following is a schedule of deferred tax assets as of December 31, 2003:

                   Net operating loss                          $  51,000
                   Valuation allowance                           (51,000)
                                                                ---------
                   Net deferred tax asset                      $    -
                                                                =========

10.      STOCKHOLDERS' DEFICIT:

         In November 2002 the Company was merged into a Delaware corporation which was created for the purpose of reincorporating the Company and accounted for as a reorganization of entities under common control. In connection with the reincorporation merger the original shares of the Company were changed into 2,500,000 shares, par value $.0001 per share. All but 240,000 shares were gifted to 109 persons or entities. Of these shares, 5,000 shares were issued to employee and 100 shares issued to a director. The shares were valued at $.03 per share and were recorded as stock based compensation. The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.0001 per share, of which 2,530,000 were issued an outstanding as of the date of this filing, and 1,000,000 shares of preferred stock, par value $.0001 per share, none of which were issued, outstanding or designated as of the date of this filing.

         On October 31, 2003, the Company issued 30,000 shares of common stock for consulting services. The Company valued the shares at $0.10 per share and recorded $3,000 of consulting expense accordingly.