Form 10QSB
period 2004-03-31
MAGIC COMMUNICATIONS INC
filed 2005-05-19
CIK 1205332

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from _______ to ____________

                         Commission file number: 0-50090

                           MAGIC COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

                 Delaware                          13-3926203
   --------------------------------------     -------------------
      (State or other jurisdiction             (I.R.S. Employer
    or incorporation or organization)          Identification No)

                  5 West Main Street, Elmsford, New York 10523
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (914) 345-0800
                               ------------------
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section l3 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes[ ] 1 No[X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: _____ shares of Common Stock as of
------------.

Transitional  Small  Business  Disclosure  Format (Check one):

                                                        Yes [ ] No [ X ]

------------------------------

1 The Registrant filed its Form 10-KSB for year ended December 31, 2003 on March 4, 2005. Each of its Forms 10-QSB for quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 were or are being filed in May 2005. Subsequent to the filing of such Forms 10-QSB, the Registrant will remain delinquent in its '34 Act reporting requirements until such time as it files its Form 10-KSB for year ended December 31, 2004 as well as its Form 10-QSB for quarter ended March 31, 2005.

MAGIC COMMUNICATIONS, INC.


         PART I.  Financial Information


                        MAGIC COMMUNICATIONS GROUP, INC.

                                  BALANCE SHEET
                                 MARCH 31, 2004
                                   (Unaudited)
                                     ASSETS

EQUIPMENT, net                                                     $     34,827

SECURITY DEPOSITS                                                         7,700

DUE FROM RELATED PARTY                                                    4,300
                                                                   -------------
                                                                    $    46,827
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                         $     79,686
     Cash overdraft                                                       8,642
     Loan payable                                                        50,000
     Due to related parties                                              78,697
                                                                   -------------
          TOTAL CURRENT LIABILITIES                                     217,025

STOCKHOLDERS' DEFICIT:
     Common stock, $.0001 par value; authorized 50,000,000
        shares; issued and outstanding 2,530,000 shares                     253
     Preferred stock, $.0001 par value; authorized 1,000,000
        shares; issued and outstanding -0- shares                             -
     Additional paid-in capital                                           8,900
     Accumulated deficit                                               (179,351)
                                                                   -------------
          TOTAL STOCKHOLDERS' DEFICIT                                  (170,198)
                                                                   -------------

                                                                     $   46,827
                                                                   =============





    The accompanying notes are an integral part of the financial statements.

                           MAGIC COMMUNICATIONS GROUP, INC.
                               STATEMENTS OF OPERATIONS

                                            For the Three Months Ended March 31,
                                                 2004                  2003
                                             -------------         -------------
                                              (Unaudited)           (Unaudited)

NET SALES                                    $        363          $     25,630

OPERATING EXPENSES:
      Depreciation                                  4,320                 4,320
      Salaries                                      6,200                 6,000
      Equipment lease                                 405                 1,559
      Professional fees                             5,750                 9,909
      General and administrative                   26,644                11,253
                                             -------------         -------------
           TOTAL OPERATING EXPENSES                43,319                33,041
                                             -------------         -------------

NET LOSS                                     $    (42,956)         $     (7,411)
                                             =============         =============
BASIC AND DILUTED NET LOSS PER SHARE         $      (0.02)         $      (0.00)
                                             =============         =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      Basic and Diluted                         2,530,000             2,500,000
                                             =============         =============





    The accompanying notes are an integral part of the financial statements.


                        MAGIC COMMUNICATIONS GROUP, INC.

                            STATEMENTS OF CASH FLOWS
                                                                    For the Three Months Ended March 31,
                                                                         2004                  2003
                                                                     -------------         -------------
                                                                      (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                        $   (42,956)          $    (7,411)
                                                                     -------------         -------------
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
               Depreciation                                                4,320                 4,320

     Changes in assets and liabilities:
         Cash overdraft                                                    8,642                     -
         Accounts payable and accrued expenses                            21,343                11,933
                                                                     -------------         -------------
               TOTAL ADJUSTMENTS                                          34,305                16,253
                                                                     -------------         -------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                       (8,651)                8,842
                                                                     -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Return of security deposits                                           3,850                     -
                                                                     -------------         -------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                  3,850                     -
                                                                     -------------         -------------

NET INCREASE (DECREASE) IN CASH                                           (4,801)                8,842

CASH, BEGINNING OF PERIOD                                                  4,801                     -
                                                                     -------------         -------------
CASH, END OF PERIOD                                                  $         -           $     8,842
                                                                     =============         =============

SUPPLEMENTAL DISCLOSURE OF

     CASH FLOW INFORMATION:
         Cash paid for interest                                      $         -           $         -
                                                                     =============         =============
         Cash paid for taxes                                         $       100           $         -
                                                                     =============         =============


    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred recurring losses resulting in a stockholders' deficit of ($170,198) and working capital deficit of ($217,025) at March 31, 2004. In addition, the Company's cash account is $0. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements and, ultimately, the success of its planned future operations. There can be no assurance that the Company will obtain the necessary financing nor that the planned future operations will be successful.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003

Net sales decreased from $25,630 in the three months ended March 31, 2003 to $363 in the three months ended March 31, 2004. This decrease is attributable to a reduction in telephones, an unusually bitter winter and continued increase in cell phone usage. Operating expenses increased from $33,041 to $43,319. The change in operating expenses was due to the following items: (i) an increase in salaries from $6,000 in 2003 to $6,200 in 2004; (ii) a decrease in lease payments for phone equipment (leases expired in March 2002) of $1,154 from $1,559 for the three months ended March 31, 2003 to $405 for the three months ended March 31, 2004; (iii) an increase in general and administrative expenses of $15,391 from $11,253 for the three months ended March 31, 2003 to $26,644 for the three months ended March 31, 2004; and (v) an decrease in professional fees of $4,159 from $9,909 in the three months ended March 31, 2003 to $5,750 in the three months ended March 31, 2004. Since sales decreased and operating expenses increased, the Company's net loss increased from ($7,411) in the three months ended March 31, 2003 to ($42,956) in the three months ended March 31, 2004. The numbers of pay telephones in service was approximately 150 telephones during the three months ended March 31, 2003 and 100 telephones during the three months ended March 31, 2004.

Liquidity and Capital Resources

On March 31, 2004 the Company had a cash overdraft of $8,642. It was the opinion of Management that the lack of funds would not enable the Company to affect its registration under the Exchange Act and file periodic reports until such time as it is able to generate revenues/cash flow from its operations. Current funds having been expended and with managements' assumption that the Company may not generate sufficient revenues from operations, the Company will (a) be dependent upon management to fund operations and/or (b) be dependent upon some form of debt or equity financing, if available, and if available, under terms deemed reasonable to management. The management of the Company has orally committed to fund the Company on an "as needed" basis. The Company's auditors have included a "going concern" opinion in their report on the Company's financial statements contained in the Company's 10-KSB for the year ended December 31, 2003.

Need for Additional Financing

The Company believes that its existing capital will be insufficient to meet the Company's cash needs, including costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company may rely upon issuance of its securities to pay for services necessary to meet reporting requirements.

Off -Balance Sheet  Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward-Looking Statements

When used in this form 10-QSB, or in any document incorporated by reference herein, the words or phrases "will likely result", "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings, if any, and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such Forward- looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above, or in its 10-SB Registration Statement Risk Factor Section, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.  CONTROLS AND PROCEDURES

Our management, Stephen D. Rogers, our chief executive officer and chief accounting officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)). Based on his evaluation, our chief executive officer and chief accounting officer has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities and Small Business Issuer Purchases of Equity
          Securities:

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Shareholders

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K: None

    Exhibit Number                   Description
         31.1 Section 302 Certification of Chief Executive Officer and Chief Financial Officer

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 19, 2005

                                          Magic Communications, Inc.
                                          --------------------------------------
                                          (Registrant)


                                          /s/ Stephen D. Rogers

                                          By:___________________________________
                                          Stephen D. Rogers, President and
                                          Chief Accounting Officer