Form 10QSB
period 2004-06-30
MAGIC COMMUNICATIONS INC
filed 2005-05-20
CIK 1205332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______ to ____________

                         Commission file number: 0-50090

                           MAGIC COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

                Delaware                                   13-3926203
     ----------------------------------        ---------------------------------
      (State or other jurisdiction of          (IRS Employer Identification No.)
       incorporation or organization)

                  5 West Main Street, Elmsford, New York 10523
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (914) 345-0800
                         -------------------------------
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section l3 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes [  ] (1)No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: _____ shares of Common Stock as of
____________.

Transitional Small Business Disclosure Format (Check one):

                                                        Yes [  ]   No [ X ]

------------------------

(1) The Registrant filed its Form 10-KSB for year ended December 31, 2003 on March 4, 2005. Each of its Forms 10-QSB for quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 were or are being filed in May 2005. Subsequent to the filing of such Forms 10-QSB, the Registrant will remain delinquent in its '34 Act reporting requirements until such time as it files its Form 10-KSB for year ended December 31, 2004 as well as its Form 10-QSB for quarter ended March 31, 2005.

         PART I.  Financial Information



                        MAGIC COMMUNICATIONS GROUP, INC.

                                  BALANCE SHEET

                                  JUNE 30, 2004
                                   (Unaudited)

                                     ASSETS


EQUIPMENT, net                                                  $   30,508

SECURITY DEPOSITS                                                    3,850

DUE FROM RELATED PARTY                                               4,300
                                                                -----------
                                                                $   38,658
                                                                ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                      $   69,363
     Cash overdraft                                                 22,250
     Loan payable                                                   50,000
     Short-term loan                                                 5,000
     Due to related parties                                         78,198
                                                                -----------
          TOTAL CURRENT LIABILITIES                                224,811

STOCKHOLDERS' DEFICIT:
     Common stock, $.0001 par value; authorized 50,000,000
          shares; issued and outstanding 2,530,000 shares              253
     Preferred stock, $.0001 par value; authorized 1,000,000
          shares; issued and outstanding -0- shares                      -
     Additional paid-in capital                                      8,900
     Accumulated deficit                                          (195,306)
                                                                -----------
          TOTAL STOCKHOLDERS' DEFICIT                             (186,153)
                                                                -----------
                                                                $   38,658
                                                                ===========


    The accompanying notes are an integral part of the financial statements.


                        MAGIC COMMUNICATIONS GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                                 For the Three Months Ended June 30,         For the Six Months Ended June 30,
                                                -------------------------------------      ------------------------------------
                                                      2004               2003                   2004                2003
                                                -----------------   -----------------      -----------------   ----------------
                                                   (Unaudited)         (Unaudited)            (Unaudited)         (Unaudited)
NET SALES                                       $        13,411     $        20,591        $        13,774     $        46,221

OPERATING EXPENSES:
    Depreciation                                          4,319               4,320                  8,639               8,639
    Salaries                                              7,600               7,000                 13,800              13,000
    Equipment lease                                         187               1,353                    592               2,912
    Professional fees                                     1,087               1,500                  6,837              11,000
    General and administrative                           16,172              11,494                 42,816              22,747
       TOTAL OPERATING EXPENSES                          29,365              25,667                 72,684              58,298
NET LOSS                                        $       (15,954)    $        (5,076)       $       (58,910)    $       (12,077)
                                                =================   =================      =================   ================

BASIC AND DILUTED NET LOSS PER SHARE            $         (0.01)    $         (0.00)       $         (0.02)    $         (0.00)
                                                =================   =================      =================   ================


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    Basic and Diluted                                 2,530,000           2,500,000              2,530,000           2,500,000
                                                =================   =================      =================   ================


    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                                                             For the Six Months Ended June 30,
                                                                          ---------------------------------------
                                                                                 2004                   2003
                                                                          --------------------   ----------------
                                                                              (Unaudited)           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             $        (58,910)      $       (12,077)
                                                                          --------------------   ----------------
     Adjustments to reconcile net loss to net
        cash (used in) provided by operating activities:
             Depreciation                                                            8,639                 8,639

     Changes in assets and liabilities:
        Cash Overdraft                                                              22,250
        Accounts payable and accrued expenses                                       11,020                 9,341
                                                                          --------------------   ----------------
             TOTAL ADJUSTMENTS                                                      41,909                17,980
                                                                          --------------------   ----------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                (17,001)                5,903
                                                                          --------------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Return of security deposits                                                     7,700                     -
                                                                          --------------------   ----------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                            7,700                     -

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from related parties                                                   4,500                     -
                                                                          --------------------   ----------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                  4,500                     -

NET INCREASE (DECREASE) IN CASH                                                     (4,801)                5,903

CASH, BEGINNING OF PERIOD                                                            4,801                     -
                                                                          --------------------   ----------------
CASH, END OF PERIOD                                                       $              -       $         5,903
                                                                          ====================   ================


SUPPLEMENTAL DISCLOSURE OF

     CASH FLOW INFORMATION:

        Cash paid for interest                                            $              -       $             -
                                                                          ====================   ================

        Cash paid for taxes                                               $            100       $           -
                                                                          ====================   ================

    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred recurring losses resulting in a stockholders' deficit of ($186,153) and working capital deficit of ($224,811) at June 30, 2004. In addition, the Company's cash account is $0. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Six Months Ended June 30, 2004 vs. Six Months Ended June 30, 2003

Net sales decreased from $46,221 in the six months ended June 30, 2003 to $13,744 in the six months ended June 30, 2004. This decrease is attributable to a reduction in telephones and continued increase in cell phone usage. Operating expenses increased from $58,298 or 126% of net sales to $72,684 or 528% of net sales. The change in operating expenses was due to the following items: (i) an increase in salaries of $800 from $13,000 in 2003 to $13,800 in 2004; (ii) a decrease in lease payments for phone equipment (leases expired in March 2002) of $2,320 from $2,912 for the six months ended June 30, 2003 to $592 for the six months ended June 30, 2004; (iii) a increase in general and administrative expenses of $20,069 from $22,747 for the six months ended June 30, 2003 to $42,816 for the six months ended June 30, 2004; and (iv) a decrease in professional fees of $4,163 from $11,000 in the six months ended June 30, 2003 to $6,837 in the six months ended June 30, 2004. Since sales decreased and operating expenses increased, the Company's net loss increased from ($12,077) in the six months ended June 30, 2003 to ($58,910) in the six months ended June 30, 2004. The numbers of pay telephones in service was approximately 150 telephones during the three months ended March 31, 2003 and 100 telephones during the three months ended March 31, 2004. Liquidity and Capital Resources

On June 30, 2004 the Company had a cash overdraft of $22,250. It was the opinion of Management that the lack of funds would not enable the Company to affect its registration under the Exchange Act and file periodic reports until such time as it is able to generate revenues/cash flow from its operations. Current funds having been expended and with managements' assumption that the Company may not generate sufficient revenues from operations, the Company will (a) be dependent upon management to fund operations and/or (b) be dependent upon some form of debt or equity financing, if available, and if available, under terms deemed reasonable to management. The management of the Company has orally committed to fund the Company on an "as needed" basis. The Company's auditors have included a "going concern" opinion in their report on the Company's financial statements contained in the Company's 10-KSB for the year ended December 31, 2003.

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

Item 1.      Legal Proceedings:

None

Item 2.      Changes in Securities and Small Business Issuer Purchases of Equity
             Securities:

None

Item 3.      Defaults Upon Senior Securities:

None

Item 4.      Submission of Matters to a Vote of Shareholders:

None

Item 5.      Other Information:

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


May 20, 2005

                                           Magic Communications, Inc.
                                           -------------------------------------
                                           (Registrant)


                                       By: /s/ Stephen D. Rogers
                                           -------------------------------------
                                           Stephen D. Rogers, President and
                                           Chief Accounting Officer