Form 10QSB
period 2004-09-30
MAGIC COMMUNICATIONS INC
filed 2005-05-20
CIK 1205332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

                [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
     THE EXCHANGE ACT For the transition period from _______ to ____________

                         Commission file number: 0-50090

                           MAGIC COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

               Delaware                              13-3926203
    ---------------------------------   ----------------------------------
     (State or other jurisdiction of     (IRS Employer Identification No.)
      incorporation or organization)

                  5 West Main Street, Elmsford, New York 10523
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (914) 345-0800
                          -----------------------------
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section l3 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes[  ] (1)No[ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: _____ shares of Common Stock as of
____________.

Transitional Small Business Disclosure Format (Check one):

                                                        Yes[  ]    No [ X ]

----------------------

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

        PART I


                        MAGIC COMMUNICATIONS GROUP, INC.

                                  BALANCE SHEET

                               SEPTEMBER 30, 2004
                                   (Unaudited)

                                     ASSETS



EQUIPMENT, net                                                     $     26,187

DUE FROM RELATED PARTY                                                    4,300
                                                                   -------------
                                                                   $     30,487
                                                                   =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                         $     81,552
     Cash overdraft                                                       8,991
     Loan payable                                                        50,000
     Short-term loan                                                      5,000
     Due to related parties                                              93,889
                                                                   -------------
          TOTAL CURRENT LIABILITIES                                     239,432
STOCKHOLDERS' DEFICIT:
     Common stock, $.0001 par value; authorized 50,000,000
        shares; issued and outstanding 2,530,000 shares                     253
     Preferred stock, $.0001 par value; authorized 1,000,000
        shares; issued and outstanding -0- shares                             -
     Additional paid-in capital                                           8,900
     Accumulated deficit                                               (218,098)
                                                                   -------------
          TOTAL STOCKHOLDERS' DEFICIT                                  (208,945)
                                                                   -------------
                                                                   $     30,487
                                                                   =============


    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                            STATEMENTS OF OPERATIONS



                                              For the Three Months Ended September 30,     For the Nine Months Ended September 30,
                                              ----------------------------------------     ---------------------------------------
                                                      2004                 2003                   2004                 2003
                                              -------------------   ------------------     ------------------    -----------------
                                                   (Unaudited)         (Unaudited)            (Unaudited)            (Unaudited)

NET SALES                                     $          13,835     $        63,734        $        27,609       $     109,955
                                              -------------------   ------------------     ------------------    -----------------
OPERATING EXPENSES:
    Depreciation                                          4,320               8,639                 12,959              17,278
    Salaries                                              5,371               7,000                 19,171              20,000
    Equipment lease                                         138                 523                    730               3,435
    Professional fees                                    13,160              25,425                 19,997              36,425
    General and administrative                           13,638              31,191                 56,455              53,938
                                              -------------------   ------------------     ------------------    -----------------
       TOTAL OPERATING EXPENSES                          36,627              72,778                109,312             131,076
                                              -------------------   ------------------     ------------------    -----------------

NET LOSS                                        $       (22,792)    $        (9,044)$              (81,703)      $     (21,121)
                                              ===================   ==================     ==================    =================

BASIC AND DILUTED NET LOSS PER SHARE            $         (0.01)    $         (0.00)       $         (0.03)      $       (0.01)
                                              ===================   ==================     ==================    =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    Basic and Diluted                                 2,530,000           2,500,000              2,530,000           2,500,000
                                              ===================   ==================     ==================    =================


    The accompanying notes are an integral part of the financial statements.

                  MAGIC COMMUNICATIONS GROUP, INC.

                      STATEMENTS OF CASH FLOWS

                                                                           For the Nine Months Ended September 30,
                                                                           ----------------------------------------
                                                                                  2004                   2003
                                                                           -----------------       ----------------
                                                                              (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $       (81,703)        $      (21,121)
                                                                           -----------------       ----------------
     Adjustments to reconcile net loss to net
        cash (used in) provided by operating activities:
            Depreciation                                                            12,959                 17,278

     Changes in assets and liabilities:
        Cash overdraft                                                               8,991                      -
        Accounts payable and accrued expenses                                       23,209                  9,341
                                                                           -----------------       ----------------
            TOTAL ADJUSTMENTS                                                       45,159                 26,619
                                                                           -----------------       ----------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                (36,543)                 5,498
                                                                           -----------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Return of security deposits                                                   (11,550)                     -
                                                                           -----------------       ----------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                          (11,550)                     -


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from related parties                                                  20,192                   (800)
                                                                           -----------------       ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           20,192                   (800)


NET INCREASE IN CASH                                                               (27,901)                 4,698


CASH, BEGINNING OF PERIOD                                                            4,801                      -
                                                                           -----------------       ----------------
CASH, END OF PERIOD                                                        $             -         $        4,698
                                                                           =================       ================
SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
        Cash paid for interest                                             $             -         $            -
                                                                           =================       ================
        Cash paid for taxes                                                $           100         $            -
                                                                           =================       ================


    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred recurring losses resulting in a stockholders' deficit of ($208,945) and working capital deficit of ($239,432) at September 30, 2004. In addition, the Company's cash account is $0. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Nine Months Ended September 30, 2004 vs. Nine Months Ended September 30, 2003

Net sales decreased from $109,955 in the nine months ended September 30, 2003 to $27,609 in the nine months ended September 30, 2004. This decrease is attributable to a reduction in telephones and continued increase in cell phone usage. Operating expenses decreased from $131,076 or 120% of net sales to $109,312 or 396% of net sales. The change in operating expenses was due to the following items: (i) an decrease in salaries of $829 from $20,000 in 2003 to $19,171 in 2004; (ii) a decrease in lease payments for phone equipment (leases expired in March 2002) of $2,705 from $3,435 for the nine months ended September 30, 2003 to $730 for the nine months ended September 30, 2004; (iii) a increase in general and administrative expenses of $2,517 from $53,938 for the nine months ended September 30, 2003 to $56,455 for the nine months ended September 30, 2004; and (v) a decrease in professional fees of $16,428 from $36,425 in the nine months ended September 30, 2003 to $19,997 in the nine months ended September 30, 2004. Since sales decreased and operating expenses decreased, the Company's net loss increased from ($21,121) in the nine months ended September 30, 2003 to ($81,703) in the nine months ended September 30, 2004. The numbers of pay telephones in service was approximately 150 telephones during the three months ended March 31, 2003 and 100 telephones during the three months ended March 31, 2004.

Liquidity and Capital Resources

On September 30, 2004 the Company had a cash overdraft of $8,991. It was the opinion of Management that the lack of funds would not enable the Company to affect its registration under the Exchange Act and file periodic reports until such time as it is able to generate revenues/cash flow from its operations. Current funds having been expended and with managements' assumption that the Company may not generate sufficient revenues from operations, the Company will
(a) be dependent upon management to fund operations and/or (b) be dependent upon some form of debt or equity financing, if available, and if available, under terms deemed reasonable to management. The management of the Company has orally committed to fund the Company on an "as needed" basis. The Company's auditors have included a "going concern" opinion in their report on the Company's financial statements contained in the Company's 10-KSB for the year ended December 31, 2003.

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


May 20, 2005


                                              Magic Communications, Inc.
                                              ----------------------------------
                                              (Registrant)



                                              /s/ Stephen D. Rogers
                                          By:
                                              ----------------------------------
                                              Stephen D. Rogers, President and
                                              Chief Accounting Officer