Form 10KSB
period 2004-12-31
MAGIC COMMUNICATIONS INC
filed 2005-06-21
CIK 1205332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
        (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-117495

                           MAGIC COMMUNICATIONS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                  Delaware                                  13-3926203
---------------------------------------------     ------------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
              or organization)                           Identification No.)

            5 West Main Street
            Elmsford, New York                                10523
----------------------------------------          ------------------------------
(Address of principal Executive Offices)                    (Zip Code)

                     Issuer's Telephone Number: 914-345-0800

Securities registered under Section 12(b) of the Act: Common Stock par value
                                                      $.0001 per share

Securities registered under Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ____ No _X__


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent year: $72,215 as of December 31, 2004.

The number of shares outstanding of each of the Registrant's classes of common stock, as of June 18, 2005 is 3,080,000 shares, all of one class, $.0001 par value per share. Of this number, 1,641,000 shares were held by non-affiliates of the Registrant.

The Company's common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate "market value" to be indicated for such shares. The "value" of the 1,641,000 shares held by non-affiliates, based upon the book value as of June 18, 2005 is $-0-.

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

As of December 31, 2004, the Company had approximately 75 pay phones placed in locations in New York , New Jersey and Pennsylvania. These phones are marketed through the Company's own employees, principally the Company's President, through word-of-mouth. The Company filed a Registration Statement on Form 10-SB because Management believes that as a reporting Company with the potential of trading on the NASD Electronic Bulletin Board ("OTCBB") the Company will be better able to attract investment capital. No assurance is given that investment capital can ever be raised.

The Company currently purchases its phones from North Atlantic Marketing and during the calendar year ended December31, 2004 purchased no additional telephones. The price for phones in the twelve month period ending December 31, 2004 averaged $1,000 for each individual telephone, which comprises: (i) the purchase price from independent suppliers for all hardware; and (ii) wall installation, but does not include wiring which is done by Verizon. In addition, the Company arranges for the installation of the phones at the customers' place of business and pays Verizon to connect the wires to the phones. The Company's marketing is conducted primarily through the personal efforts of its President and through "word of mouth" in order to obtain customer leads.

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

A. Holders.

As of the close of business on June 18, 2004 there were 95 stockholders of record of the Registrant's Common Stock and 3,080,000 shares were issued and outstanding.

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

Item 6.           Management's Discussion and Analysis or Plan of Operation.

Year ended December 31, 2004 vs. Year ended December 31, 2003

Sales decreased from $81,937 at year ended December 31, 2003 to $72,215 for year ended December 31, 2004. Operating expenses decreased from $180,174 to $157,897. The decrease of operating expenses was primarily due to a $15,235 decrease in professional fees. Sales decreased by $9,722 due to the continued increase in cellular phone use and operating costs decreased by $22,277. Accordingly, the Company's net loss decreased by $12,555 so that as of December 31, 2004, the Company had an accumulated deficit of ($222,078) and a total stockholders deficit of ($157,925). The number of pay telephones in service during the years ended December 31, 2003 and December 31, 2004 were approximately 100 and 80 respectively.

Liquidity and Capital Resources

On December 31, 2004 the Company had $851 in cash on hand. With these limited funds the Company will (a) be dependent upon management to fund operations and/or (b) be dependent upon some form of debt or equity financing, if available, and if available, under terms deemed reasonable to management. The Company's auditors have included a "going concern" opinion in their report on the Company's financial statements.

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

Item 7.           Financial Statements

         The financial statements filed as part of this Annual Report on Form 10-KSB are set forth starting on page 11.

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

Name                          Age       Position Held
Stephen D. Rogers             56        President, Chief Executive Officer,
                                        Chief Financial Officer and Director
Maureen Rogers                50        Vice President and Director
Edwin Osias                   57        Director
Suzanne Keating               35        Secretary

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

Item 10.          Executive Compensation

There are no written agreements or oral understandings as relates to executive compensation. To date, there has not been any executive compensation paid or accrued other than $23,161 paid to the Registrant's Vice President.

Item 11. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of June 18, 2005 (except where otherwise noted) with respect to (a) each person known by the Registrant to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (b) each director of the Registrant, (c) the Registrant's executive officers and (d) all officers and directors of the Registrant as a group. Except as may be indicated in the footnotes to the table, all such shares of Common Stock are owned with sole voting and investment power. The title of class of all securities indicated below is Common Stock with $.0001 par value per share.

                                          (2)Number
                                          of Shares
                                          Beneficially       (3)Percentage
(1)Name and Address of Beneficial Owner   Owned              of Class
---------------------------------------   -----------------  ---------------

Maureen Rogers                                     240,000           7.80%
Stephen D. Rogers                                        0
Edwin Osias                                            100             (3)
(4)Boulder Hill, Inc.                              210,000           6.82%
Karen Glenn                                        240,000           7.80%
Suzanne Keating                                      5,000             (3)
(5)First Southwest Company                         252,000           8.18%
(6)National Financial Services LLC                 217,000           7.05%
Michael Garnick                                    275,000           8.93%
All officers and directors as a group              245,100           7.96%
(4 persons)

Management has no plans to issue any additional securities to management, promoters or their affiliates or associates and will do so only if such issuance is in the best interests of shareholders of the Company and complies with all applicable federal and state securities rules and regulations.

------------------------
(1) The address for each person is c/o Magic Communications, Inc., 5 West Main Street, Elmsford, New York 10523
(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.
(3) Represents less than 1% of the 3,080,000 outstanding shares of common stock.
(4) Boulder Hill, Inc. is a New York Corporation formed in March 1998 and its sole shareholder is Georgia Rogers.
(5) First Southwest Company is located at 325 N. St. Paul, Suite 800, Dallas, Texas 75201.
(6) National Financial Services LLC mailing address is P.O. Box 3731, Church Street Station, New York, New York 10281.

Item 12.          Certain Relationships and Related Transactions

The Company has a 2 year consulting agreement with Magic Consulting Group, Inc., a company owned by Barbara Bennett, the adult niece of the Company's President which provides consulting services. This is an oral agreement and no payments have been made to date, however, the Company has accrued a payable of $52,306 (as of December 31, 2004) for services performed. Magic Consulting was hired to assist and consult in finding locations for communications equipment including public payphones and public Internet terminals (kiosks). It assisted in designing a marketing package as well as setting up appointments with various hotels in the New York metropolitan area. The Company's President disclaims any beneficial interest in this Agreement.

The Company also has payables to its President's brother in the amount of $31,594 and a payable to its President in the amount of $3,100. During the year ended December 31, 2004, Boulder Hill, a related party, advanced the Company money to pay for various expenses. At December 31, 2004, the Company owes Boulder Hill $11,391. These transactions are unsecured and non-interest bearing and have no specified payment terms.

Item 13.          Exhibits, Lists And Reports On Form 8-K

a.       Exhibits

         31.1 Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
         32.2       Certification Pursuant Section 906 Of The Sarbanes-Oxley Act
                    Of 2002

Item 14.          Principal Accountant Fees And Services

During 2004 the Company incurred professional service fees of $23,000 for audit and audit related services provided by the principal accountant. During 2003 these fees totaled $24,075. These fees included the cost of the annual audit and reviews of the quarterly and annual filings with the Securities and Exchange Commission.

                                   Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MAGIC COMMUNICATIONS, INC.



                                         By: /s/ Stephen D. Rogers
                                             -----------------------------------
                                             Stephen D. Rogers, President, Chief
                                             Executive Officer, Chief Financial
                                             Officer and Director

Name                         Title                                 Date
--------------------------   ------------------------------------  -------------

/s/ Stephen D. Rogers
--------------------------   President, Chief Executive Officer,
Stephen D. Rogers            Chief Financial Officer and Director  June 16, 2005


/s/
--------------------------
Maureen Rogers               Vice President and Director           June   , 2005


/s/ Edwin Osias
--------------------------
Edwin Osias                  Director                              June 16, 2005


/s/ Suzanne Keating
--------------------------
Suzanne Keating              Secretary                             June 16, 2005

                        MAGIC COMMUNICATIONS GROUP, INC.

                              FINANCIAL STATEMENTS



                                      INDEX

                                                                  Page Number

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM              F-2

FINANCIAL STATEMENTS:

       Balance Sheet                                                 F-3

       Statements of Operations                                      F-4

       Statement of Stockholders' Deficit                            F-5

       Statements of Cash Flows                                      F-6

       Notes to Financial Statements                             F-7 to F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders'
Magic Communications Group, Inc.

     We have audited the accompanying balance sheet of Magic Communications Group, Inc. as of December 31, 2004 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, the financial position of Magic Communications Group, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses as more fully described in Note 2. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                    Certified Public Accountants

New York, New York
June 14, 2005

                        MAGIC COMMUNICATIONS GROUP, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2004

                                     ASSETS


Current assets:
     Cash                                                     $             851
                                                              ------------------

          TOTAL CURRENT ASSETS                                              851

EQUIPMENT, net                                                           21,867

DUE FROM RELATED PARTY                                                    1,500
                                                              ------------------


                                                              $          24,218
                                                              ==================



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                    $          33,752
     Loan payable                                                        50,000
     Due to related parties                                              98,391
                                                              ------------------

          TOTAL CURRENT LIABILITIES                                     182,143

STOCKHOLDERS' DEFICIT:
     Common stock, $.0001 par value; authorized 50,000,000
          shares; issued and outstanding 2,780,000 shares                   278
     Preferred stock, $.0001 par value; authorized 1,000,000
          shares; issued and outstanding -0- shares                           -
     Additional paid-in capital                                          63,875
     Accumulated deficit                                               (222,078)
                                                              ------------------

          TOTAL STOCKHOLDERS' DEFICIT                                  (157,925)
                                                              ------------------


                                                              $          24,218
                                                              ==================





    The accompanying notes are an integral part of the financial statements.

                      MAGIC COMMUNICATIONS GROUP, INC.

                          STATEMENTS OF OPERATIONS

                                           For the Years Ended December 31,
                                     -------------------------------------------
                                             2004                  2003
                                     --------------------    -------------------

REVENUES                             $            72,215     $           81,937
                                     --------------------    -------------------

OPERATING EXPENSES:
      Depreciation                                17,280                 17,280
      Salaries                                    37,021                 36,970
      Equipment lease                              1,133                  4,522
      Professional fees                           46,140                 61,375
      General and administrative                  56,323                 60,027
                                     --------------------    -------------------

          TOTAL OPERATING EXPENSES               157,897                180,174
                                     --------------------    -------------------

NET LOSS                             $           (85,682)    $          (98,237)
                                     ====================    ===================

BASIC AND DILUTED NET LOSS PER SHARE $             (0.03)    $            (0.04)
                                     ====================    ===================

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING
      Basic and Diluted                        2,567,500              2,505,000
                                     ====================    ===================





    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT



                                                  Common Stock           Additional                              Total
                                         ----------------------------     Paid-In          Accumulated       Stockholders'
                                            Shares         Amount         Capital            Deficit            Deficit
                                         -------------   ------------  ---------------   -----------------  ----------------
 Balance, January 1, 2003                   2,500,000    $       250   $        5,903    $        (38,159)  $       (32,006)

 Shares issued for services                    30,000              3            2,997                   -             3,000

 Net loss                                           -              -                -             (98,237)          (98,237)
                                         -------------   ------------  ---------------   -----------------  ----------------

 Balance, December 31, 2003                 2,530,000            253            8,900            (136,396)         (127,243)

 Shares issued for services                   100,000             10            9,990                   -            10,000

 Shares issued for cash                       150,000             15           44,985                   -            45,000

 Net loss                                           -              -                -             (85,682)          (85,682)
                                         -------------   ------------  ---------------   -----------------  ----------------

 Balance, December 31, 2004                 2,780,000    $       278   $       63,875    $       (222,078)  $      (157,925)
                                         =============   ============  ===============   =================  ================



    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                            STATEMENTS OF CASH FLOWS



                                                 For the Years Ended December 31,
                                           -------------------------------------------
                                                    2004                    2003
                                           --------------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                              $           (85,682)    $          (98,237)
                                           --------------------    -------------------
     Adjustments to reconcile net loss
      to net cash used in operating
      activities:
             Depreciation                               17,280                 17,280
             Stock based compensation                   10,000                  3,000

     Changes in assets and liabilities:
         Accounts payable                              (24,592)                18,817
                                           --------------------    -------------------
             TOTAL ADJUSTMENTS                           2,688                 39,097
                                           --------------------    -------------------

NET CASH USED IN OPERATING ACTIVITIES                  (82,994)               (59,140)
                                           --------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Return of security deposits                        11,550                  3,850
                                           --------------------    -------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES               11,550                  3,850

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from related parties                      22,494                 10,091
     Proceeds from loan payable                              -                 50,000
     Stock issued for cash                              45,000                      -
                                           --------------------    -------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES               67,494                 60,091
                                           --------------------    -------------------

NET (DECREASE) INCREASE IN CASH                         (3,950)                 4,801

CASH, BEGINNING OF YEAR                                  4,801                      -
                                           --------------------    -------------------

CASH, END OF YEAR                          $               851     $            4,801
                                           ====================    ===================

Cash paid for:
     Interest                              $                 -     $                -
                                           ====================    ===================

     Taxes                                 $                 -     $                -
                                           ====================    ===================





    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

1.   DESCRIPTION OF BUSINESS:

     Magic Communications Group, Inc. ("Magic" or the "Company") was incorporated in New York on January 16, 1997. The Company was originally formed for the purpose of offering Internet kiosks where the public could access the Internet for a fee. The Company did not develop that business and the financial statements do not include any amounts related to it. The Company's operations consist primarily of owning and operating pay phones in New York, New Jersey and Pennsylvania. This business commenced in February of 1997.

     In November 2002 the Company was merged into a Delaware corporation which was created for the purpose of reincorporating the Company and accounted for as a reorganization of entities under common control.


2.   GOING CONCERN:

     The Company's financial statements as of December 31, 2004 have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

     As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $222,078 at December 31, 2004 and, as of that date, a working capital deficiency of $181,292. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent  upon its ability to  ultimately  attain  profitable  operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

B. Cash and cash equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

C. Revenue recognition - The Company realizes net revenues through the difference between what is in the coin box when it is emptied and what it must pay to the property owner, Verizon and long distance and local service providers as well as payments from others for toll free calls.

D. Equipment - Equipment is recorded at cost. Expenditures for major additions and betterment's are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of equipment is computed by the straight-line method over the assets estimated useful lives of ten years. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

E. Fair value of financial instruments - The carrying amounts reported in the balance sheet for accounts payable and accrued expenses, and due to related parties approximate fair value based on the short-term maturity of these instruments.


F. Income taxes - Income taxes are accounted for in accordance with the provisions of SFAS No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly.

G. Stock based compensation - Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

H. Basic and diluted loss per share - Basic and diluted loss per share is based on the weighted average number of common shares and common share equivalents outstanding.

I. New Accounting Pronouncements - Management does not believe that recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

4    EQUIPMENT:

     Equipment consists of the following at December 31, 2004:

                Payphones                                  $        172,790
                Less: accumulated depreciation                     (150,923)
                                                           -----------------
                                                           $         21,867
                                                           =================

     Depreciation expense for the years ended December 31, 2004 and 2003 was $17,280 and $17, 280, respectively.

5.   LOAN PAYABLE:

     On August 14, 2003, the Company signed a promissory  note for $50,000.  The note is due on demand and bears interest at a rate of 4% per annum. As per the terms of the note the Company was supposed to issue 25,000 shares which have not been issued as of the above balance sheet date. The Company has accrued interest of $2,750 from the date of the note to December 31, 2004.

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


7.   DUE TO RELATED PARTIES:

     At December 31, 2004, the Company has a payable to Magic Consulting of $52,306 for consulting services performed. The Company also has payables to a related party in the amount of $31,594 and a payable to an officer in the amount of $3,100. During the year ended December 31, 2004, Boulder Hill, a related party, advanced the Company money to pay for various expenses. At December 31, 2004, the Company owes Boulder Hill $11,391. These transactions are unsecured and non-interest bearing and have no specified payment terms.

     During the year ended December 31, 2004, the Company paid on behalf of one of its officers some personal expenses of the officer. The Company recorded these payments as officer salaries.

8.   STOCK OPTION PLAN:

     The board of directors, on November 24, 2002, adopted the Company's 2002 Non-Statutory Stock Option Plan ("Plan") so as to provide a critical long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company and its subsidiaries, if any. The board of directors believes that the Company's policy of granting stock options to such persons will continue to provide it with a critical advantage in attracting and retaining qualified candidates. In addition, the Plan is intended to provide the Company with maximum flexibility to compensate plan participants. It is expected that such flexibility will be an integral part of the Company's policy to encourage employees, non-employee directors, consultants, attorneys and advisors to focus on the long-term growth of stockholder value. The board of directors believes that important advantages to the Company are gained by an option program such as the 2002 Plan which includes incentives for motivating employees of the Company, while at the same time promoting a closer identity of interest between employees, non-employee directors, consultants, attorneys and advisors on the one hand, and the stockholders on the other. As of December 31, 2004 no options have been issued.

9.   INCOME TAXES:

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS No.109"). SFAS No.109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Prior to 2003, the Company and its stockholders elected to be taxed under subchapter S of the Internal Revenue Code. As a result, all income and losses were reported by the Company's stockholders. The following is a reconciliation of income taxes computed using the statutory Federal rate of 35% to the income tax expense in the financial statements.


                                                                            December 31,
                                                            ---------------------------------------------
                                                                   2004                     2003
                                                            --------------------    ---------------------
     Income tax (benefit) computed at statutory rate        $           (26,000)    $            (34,000)
     State income tax (benefit), net of federal
     benefit                                                             (5,000)                  (6,000)
     Permanent difference - stock based compensation                          -                    1,000
     Change in valuation allowance                                       31,000                   39,000
                                                            --------------------    ---------------------
     Provision for income taxes                             $                 -     $                  -
                                                            ====================    =====================

     As of December 31, 2004, the Company has net operating losses for Federal income tax purposes totaling approximately $171,000, expiring various times through at December 31, 2024.

     The following is a schedule of deferred tax assets as of December 31, 2004:

                   Net operating loss                       $            68,000
                   Valuation allowance                                  (68,000)
                                                            --------------------
                   Net deferred tax asset                   $                 -
                                                            ====================



10.  STOCKHOLDERS' DEFICIT:

     On October 31, 2003, the Company issued 30,000 shares of common stock for consulting services. The Company valued the shares at $0.10 per share and recorded $3,000 of consulting expense accordingly.

     On January 7, 2004, the Company issued 100,000 shares of common stock to its counsel for professional services. The Company valued the shares at $0.10 per share and recorded $10,000 of professional services accordingly.

     On October 20, 2004, the Company issued 150,000 shares of common stock for cash. The Company received a total of $45,000 for these shares.