Form 10QSB
period 2005-03-31
MAGIC COMMUNICATIONS INC
filed 2005-06-23
CIK 1205332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

                [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
     THE EXCHANGE ACT For the transition period from _______ to ____________

Commission file number: 0-50090

                           MAGIC COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                    13-3926203
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

                  5 West Main Street, Elmsford, New York 10523
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (914) 345-0800
                           ---------------------------
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section l3 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[ ](1)No[X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,080,000 shares of Common Stock as of June 22, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

-------------------------
(1) The late filing of this Form 10-QSB makes the Registrant current with respect to its '34 Act reporting requirements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                                  BALANCE SHEET

                                 March 31, 2005
                                   (Unaudited)
                                     ASSETS


CURRENT ASSETS:
     Cash                                                     $           1,904
                                                              ------------------

          TOTAL CURRENT ASSETS                                            1,904


EQUIPMENT, net                                                           17,547

DUE FROM RELATED PARTY                                                    1,500
                                                              ------------------

                                                              $          20,951
                                                              ==================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                    $          34,052
     Loan payable                                                        50,000
     Due to related parties                                              98,391
                                                              ------------------

          TOTAL CURRENT LIABILITIES                                     182,443

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.0001 par value; authorized
      1,000,000 shares; issued and outstanding -0- shares                     -
     Common stock, $.0001 par value; authorized
      50,000,000 shares; issued and outstanding
      2,880,000 shares                                                      288
     Additional paid-in capital                                          83,865
     Accumulated deficit                                               (245,645)
                                                              ------------------

          TOTAL STOCKHOLDERS' DEFICIT                                  (161,492)
                                                              ------------------


                                                              $          20,951
                                                              ==================





    The accompanying notes are an integral part of the financial statements.

                      MAGIC COMMUNICATIONS GROUP, INC.

                          STATEMENTS OF OPERATIONS

                                        For the Three Months Ended March 31,
                                     -------------------------------------------
                                             2005                  2004
                                     --------------------    -------------------
                                          (Unaudited)             (Unaudited)

REVENUES                             $            19,819     $              363
                                     --------------------    -------------------

OPERATING EXPENSES:
      Depreciation                                 4,320                  4,320
      Salaries                                     7,910                  6,200
      Equipment lease                                  -                    405
      Professional fees                            8,300                  5,750
      General and administrative                  22,856                 26,644
                                     --------------------    -------------------

          TOTAL OPERATING EXPENSES                43,386                 43,319
                                     --------------------    -------------------

NET LOSS                             $           (23,567)    $          (42,956)
                                     ====================    ===================

BASIC AND DILUTED NET LOSS PER SHARE $             (0.01)    $            (0.02)
                                     ====================    ===================


WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING
      Basic and Diluted                        2,813,333              2,530,000
                                     ====================    ===================








    The accompanying notes are an integral part of the financial statements.

                    MAGIC COMMUNICATIONS GROUP, INC.

                        STATEMENTS OF CASH FLOWS


                                                For the Three Months Ended March 31,
                                           ----------------------------------------------
                                                   2005                     2004
                                           ---------------------    ---------------------
                                                 (Unaudited)              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                              $            (23,567)    $            (42,956)
                                           ---------------------    ---------------------

     Adjustments to reconcile net loss
     to net cash used in operating
     activities:
             Depreciation                                 4,320                    4,320

     Changes in assets and liabilities:

        Accounts payable                                    300                   21,343
                                           ---------------------    ---------------------

             TOTAL ADJUSTMENTS                            4,620                   25,663
                                           ---------------------    ---------------------


NET CASH USED IN OPERATING ACTIVITIES                   (18,947)                 (17,293)
                                           ---------------------    ---------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Return of security deposits                              -                    3,850
                                           ---------------------    ---------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                     -                    3,850

CASH FLOWS FROM FINANCING ACTIVITIES:
     Stock issued for cash                               20,000                        -
     Cash overdraft                                           -                    8,642
                                           ---------------------    ---------------------


NET CASH PROVIDED BY FINANCING ACTIVITIES                20,000                    8,642

NET (DECREASE) INCREASE IN CASH                           1,053                   (4,801)

CASH, BEGINNING OF PERIOD                                   851                    4,801
                                           ---------------------    ---------------------


CASH, END OF PERIOD                        $              1,904     $                  -
                                           =====================    =====================


Cash paid for:
     Interest                              $                  -     $                  -
                                           =====================    =====================

     Taxes                                 $                309     $                100
                                           =====================    =====================






    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred recurring losses resulting in a stockholders' deficit of ($161,492) and working capital deficit of ($180,539) at March 31, 2005. In addition, the Company's cash account is $1,904. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements and, ultimately, the success of its planned future operations. There can be no assurance that the Company will obtain the necessary financing nor that the planned future operations will be successful.

NOTE 3.  COMMON STOCK

From March 24, 2005 through June 3, 2005, the Company sold 300,000 shares of its common stock (100,000 shares on March 24, 2005 for $20,000 and 200,000 shares on June 3, 2005 for $40,000). There were no underwriters. All securities were sold for cash for aggregate gross proceeds of $60,000.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004

Net sales increased from $363 in the three months ended March 31, 2004 to $19,819 in the three months ended March 31, 2005. This increase is attributable to a switch in telephone carriers in which a favorable flat rate pricing structure was obtained. Operating expenses increased from $43,319 to $43,386. The change in operating expenses was due to the following items: (i) an increase in salaries from $6,200 in 2004 to $7,910 in 2005; (ii) a decrease in lease payments for phone equipment (leases expired in March 2002) of $405 from $405 for the three months ended March 31, 2004 to $0 for the three months ended March 31, 2005; (iii) a decrease in general and administrative expenses of $3,788 from $26,644 for the three months ended March 31, 2004 to $22,856 for the three months ended March 31, 2005; and (v) an increase in professional fees of $2,550 from $5,750 in the three months ended March 31, 2004 to $8,300 in the three months ended March 31, 2005. Since sales increased and operating expenses increased, the Company's net loss decreased from ($42,956) in the three months ended March 31, 2004 to ($23,567) in the three months ended March 31, 2005. The number of pay telephones in service was approximately 150 telephones during the three months ended March 31, 2004 and 80 telephones during the three months ended March 31, 2005.

Liquidity and Capital Resources

On March 31, 2005 the Company had only $1,904 cash on hand. It was the opinion of Management that the lack of funds would not enable the Company to affect its registration under the Exchange Act and file periodic reports until such time as it is able to generate revenues/cash flow from its operations. Current funds having been expended and with managements' assumption that the Company may not generate sufficient revenues from operations, the Company will (a) be dependent upon management to fund operations and/or (b) be dependent upon some form of debt or equity financing, if available, and if available, under terms deemed reasonable to management. The management of the Company has orally committed to fund the Company on an "as needed" basis. The Company's auditors have included a "going concern" opinion in their report on the Company's financial statements contained in the Company's 10-KSB for the year ended December 31, 2004.

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


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings: None

Item 2.           Unregistered Sale of Equity Securities and Use of Proceeds:

a. From March 24, 2005 through June 3, 2005, the company sold 300,000 shares of its common stock (100,000 shares on March 24, 2005 for $20,000 and 200,000 shares on June 3, 2005 for $40,000). There were no underwriters. All securities were sold for cash for aggregate gross proceeds of $60,000. The transaction referred to herein is claimed to be exempt from registration in accordance rule 506D and section 4(2) of the 33 act as transactions by an issuer not involving any public offering

b. All proceeds received were utilized for working capital and related corp. expenses.

c. There were no Company repurchases of equity securities during the period covered by this Form 10-QSB.

Item 3.           Defaults Upon Senior Securities:  None

Item 4.           Submission of Matters to a Vote of Securityholders: None

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


June 22, 2005

                                            Magic Communications, Inc.
                                            (Registrant)


                                            By: /s/ Stephen D. Rogers
                                            -----------------------------------
                                            Stephen D. Rogers,
                                            Chief Executive Officer and Chief
                                            Accounting Officer