Form 10QSB
period 2005-06-30
MAGIC COMMUNICATIONS INC
filed 2005-08-15
CIK 1205332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2005

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

                  5 West Main Street, Elmsford, New York 10523
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (914) 345-0800
 ------------------------------------------------------------------------------
                          (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section l3 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,080,000 shares of Common Stock as of August 5, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                       MAGIC COMMUNICATIONS GROUP, INC.

                                  BALANCE SHEET

                                  June 30, 2005
                                   (Unaudited)
                                     ASSETS


CURRENT ASSETS:

     Cash                                                   $             2,756
                                                            --------------------

          TOTAL CURRENT ASSETS                                            2,756

EQUIPMENT, net                                                           13,227

DUE FROM RELATED PARTY                                                    1,500
                                                            --------------------

                                                            $            17,483
                                                            ====================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                  $            33,531
     Loan payable                                                        50,000
     Due to related parties                                             104,991
                                                            --------------------
          TOTAL CURRENT LIABILITIES                                     188,522

STOCKHOLDERS' DEFICIT:
     Common stock, $.0001 par value; authorized 50,000,000
          shares; issued and outstanding 3,080,000 shares                   308
     Preferred stock, $.0001 par value; authorized 1,000,000
          shares; issued and outstanding -0- shares                           -
     Additional paid-in capital                                         123,845
     Accumulated deficit                                               (295,192)
                                                            --------------------
          TOTAL STOCKHOLDERS' DEFICIT                                  (171,039)
                                                            --------------------

                                                            $            17,483
                                                            ====================




               The accompanying notes are an integral part of the
                        unaudited financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                            STATEMENTS OF OPERATIONS


                                               For the Three Months Ended           For the Six Months Ended
                                                         June 30,                           June 30,
                                             ------------------------------     ---------------------------------
                                                 2005              2004              2005             2004
                                             -------------   --------------     ---------------   ---------------
                                              (Unaudited)     (Unaudited)         (Unaudited)       (Unaudited)

REVENUES                                     $     25,402    $      13,411      $       45,221    $       13,774
                                             -------------   --------------     ---------------   ---------------

OPERATING EXPENSES:
    Depreciation                                    4,320            4,319               8,640             8,639
    Salaries                                        6,679            7,600              14,589            13,800
    Equipment lease                                     -              187                   -               592
    Professional fees                              37,965            1,087              46,265             6,837
    General and administrative                     25,985           16,172              48,841            42,816
                                             -------------   --------------     ---------------   ---------------
       TOTAL OPERATING EXPENSES                    74,949           29,365             118,335            72,684
                                             -------------   --------------     ---------------   ---------------

NET LOSS                                     $    (49,547)   $     (15,954)     $      (73,114)   $      (58,910)
                                             =============   ==============     ===============   ===============

BASIC AND DILUTED NET LOSS PER SHARE         $      (0.02)   $       (0.01)     $        (0.03)   $        (0.02)
                                             =============   ==============     ===============   ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    Basic and Diluted                           3,013,333        2,530,000           2,913,333         2,530,000
                                             =============   ==============     ===============   ===============







               The accompanying notes are an integral part of the
                        unaudited financial statements.

                    MAGIC COMMUNICATIONS GROUP, INC.

                        STATEMENTS OF CASH FLOWS


                                                     For the Six Months Ended June 30,
                                              ----------------------------------------------
                                                     2005                     2004
                                              ---------------------    ---------------------
                                                   (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                 $            (73,114)    $            (58,910)
                                              ---------------------    ---------------------
     Adjustments to reconcile net loss to net
     cash used in operating activities:
             Depreciation                                    8,640                    8,639

     Changes in assets and liabilities:
        Accounts payable                                      (221)                  11,020
                                              ---------------------    ---------------------
             TOTAL ADJUSTMENTS                               8,419                   19,659
                                              ---------------------    ---------------------

NET CASH USED IN OPERATING ACTIVITIES                      (64,695)                 (39,251)
                                              ---------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash overdraft                                              -                   22,250
     Return of security deposits                                 -                    7,700
                                              ---------------------    ---------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                        -                   29,950

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from related parties                           6,600                    4,500
     Stock issued for cash                                  60,000                        -
                                              ---------------------    ---------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   66,600                    4,500

NET (DECREASE) INCREASE IN CASH                              1,905                   (4,801)

CASH, BEGINNING OF PERIOD                                      851                    4,801
                                              ---------------------    ---------------------

CASH, END OF PERIOD                           $              2,756     $                  -
                                              =====================    =====================

Cash paid for:
     Interest                                 $                  -     $                  -
                                              =====================    =====================
     Taxes                                    $                309     $                100
                                              =====================    =====================



               The accompanying notes are an integral part of the
                        unaudited financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred recurring losses resulting in a stockholders' deficit of ($171,039) and working capital deficit of ($185,766) at June 30, 2005. In addition, the Company's cash account is $2,756. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

H. Basic and diluted loss per share - Basic and diluted loss per share is based on the weighted average number of common shares and common share equivalents outstanding. As of June 30, 2004, no options have been issued.

I. New Accounting Pronouncements - Management does not believe that recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4. STOCKHOLDERS' DEFICIT

From March 24, 2005 through June 3, 2005, the Company sold 300,000 shares of its common stock (100,000 shares on March 24, 2005 for $20,000 and 200,000 shares on June 3, 2005 for $40,000). There were no underwriters. All securities were sold for cash for aggregate gross proceeds of $60,000.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Six Months Ended June 30, 2005 vs. Six Months Ended June 30, 2004

Net sales increased from $13,774 in the six months ended June 30, 2004 to $45,221 in the six months ended June 30, 2005. This increase is attributable to a switch in telephone carriers in which a favorable flat rate pricing structure was obtained as well as a rate increase from 25 cents to 35 cents on all phones. Operating expenses increased from $72,684 to $118,335. The change in operating expenses was due to the following items: (i) an increase in salaries from $13,800 in 2004 to $14,589 in 2005; (ii) a decrease in lease payments for phone equipment (leases expired in March 2002) of $592 for the six months ended June 30, 2004 to $0 for the six months ended June 30, 2005; (iii) an increase in general and administrative expenses of $6,025 from $42,816 for the six months ended June 30, 2004 to $48,841 for the six months ended June 30, 2005; and (v) an increase in professional fees of $39,428 from $6,837 in the six months ended June 30, 2004 to $46,265 in the six months ended June 30, 2005. Since sales increased and operating expenses increased, the Company's net loss increased from ($58,910) in the six months ended June 30, 2004 to ($73,114) in the six months ended June 30, 2005. The number of pay telephones in service was approximately 100 telephones during the six months ended June 30, 2004 and 80 telephones during the six months ended June 30, 2005.

Liquidity and Capital Resources

On June 30, 2005 the Company had only $2,756 cash on hand. Current funds having been expended and with managements' assumption that the Company may not generate sufficient revenues from operations, the Company will (a) be dependent upon management to fund operations and/or (b) be dependent upon some form of debt or equity financing, if available, and if available, under terms deemed reasonable to management. The management of the Company has orally committed to fund the Company on an "as needed" basis. The Company's auditors have included a "going concern" opinion in their report on the Company's financial statements contained in the Company's 10-KSB for the year ended December 31, 2004.

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


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings: None

Item 2.           Unregistered Sale of Equity Securities and Use of Proceeds:

a. From March 24, 2005 through June 3, 2005, the company sold 300,000 shares of its common stock (100,000 shares on March 24, 2005 for $20,000 and 200,000 shares on June 3, 2005 for $40,000). There were no underwriters. All securities were sold for cash for aggregate gross proceeds of $60,000. The transaction referred to herein is claimed to be exempt from registration in accordance to rule 506D and section 4(2) of the 33 act as transactions by an issuer not involving any public offering

b. All proceeds received were utilized for working capital and related corporation expenses.

c. There were no Company repurchases of equity securities during the period covered by this Form 10-QSB.

Item 3.           Defaults Upon Senior Securities:  None

Item 4.           Submission of Matters to a Vote of Security holders: None

Item 5.           Other Information: None

Item 6.           Exhibits

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


August 15, 2005


                                                Magic Communications, Inc.
                                                (Registrant)


                                                By: /s/ Stephen D. Rogers
                                                    ----------------------------
                                                        Stephen D. Rogers,
                                                    Chief Executive Officer and
                                                    Chief Accounting Officer