Form 10QSB
period 2005-09-30
MAGIC COMMUNICATIONS INC
filed 2005-11-29
CIK 1205332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005

        [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
               THE EXCHANGE ACT For the transition period from ______ to ______

        Commission file number: 0-50090

                           MAGIC COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

                  Delaware                           13-3926203
      ---------------------------------   ---------------------------------
      (State or other jurisdiction of     (IRS Employer Identification No.)
       incorporation or organization)

                  5 West Main Street, Elmsford, New York 10523
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (914) 345-0800
                  --------------------------------------------
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section l3 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,080,000 shares of Common Stock as of November 22, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                        MAGIC COMMUNICATIONS GROUP, INC.

                                  BALANCE SHEET

                               September 30, 2005
                                   (Unaudited)
                                     ASSETS


CURRENT ASSETS:
    Cash                                                          $        -
                                                                  -----------

       TOTAL CURRENT ASSETS                                                -

EQUIPMENT, net                                                         8,907

DUE FROM RELATED PARTY                                                 1,500
                                                                  -----------

                                                                  $   10,407
                                                                  ===========


                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                         $   34,523
    Loan payable                                                      50,000
    Due to related parties                                           104,991
                                                                  -----------
       TOTAL CURRENT LIABILITIES                                     189,514

STOCKHOLDERS' DEFICIT:
    Common stock, $.0001 par value; authorized 50,000,000
       shares; issued and outstanding 3,080,000 shares                   308
    Preferred stock, $.0001 par value; authorized 1,000,000
       shares; issued and outstanding -0- shares                           -
    Additional paid-in capital                                       123,845
    Accumulated deficit                                             (303,260)
                                                                  -----------

       TOTAL STOCKHOLDERS' DEFICIT                                  (179,107)
                                                                  -----------

                                                                  $   10,407
                                                                  ===========




  The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                            STATEMENTS OF OPERATIONS



                                               For the Three Months Ended          For,the Nine Months Ended
                                                     September 30,                        September 30,
                                            -------------------------------     ---------------------------------
                                                  2005              2004              2005             2004
                                            --------------   --------------     ---------------   ---------------
                                             (unaudited)       (unaudited)        (unaudited)       (unaudited)
REVENUES                                    $      37,473    $      13,835      $       82,694    $       27,609
                                            --------------   --------------     ---------------   ---------------

OPERATING EXPENSES:
    Depreciation                                    4,320            4,320              12,960            12,959
    Salaries                                       33,121            5,371              47,710            19,171
    Equipment lease                                     -              138                   -               730
    Professional fees                                 950           13,160              47,215            19,997
    General and administrative                      7,150           13,638              55,991            56,455
                                            --------------   --------------     ---------------   ---------------
       TOTAL OPERATING EXPENSES                    45,541           36,627             163,876           109,312
                                            --------------   --------------     ---------------   ---------------

NET LOSS                                    $      (8,068)   $     (22,792)     $      (81,182)   $      (81,703)
                                            ==============   ==============     ===============   ===============

BASIC AND DILUTED NET LOSS PER SHARE        $       (0.00)   $       (0.01)     $        (0.03)   $        (0.03)
                                            ==============   ==============     ===============   ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    Basic and Diluted                           3,080,000        2,530,000           2,968,889         2,530,000
                                            ==============   ==============     ===============   ===============





    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                            STATEMENTS OF CASH FLOWS


                                                        For the Nine Months Ended September 30,
                                                    ----------------------------------------------
                                                             2005                     2004
                                                    ---------------------    ---------------------
                                                           (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                       $            (81,182)    $            (81,703)
                                                    ---------------------    ---------------------
     Adjustments to reconcile net loss to net cash
     used in operating activities:
             Depreciation                                         12,960                   12,960

     Changes in assets and liabilities:
        Cash Overdraft                                             2,486                    8,991
        Accounts payable                                          (1,715)                  23,209
                                                    ---------------------    ---------------------
             TOTAL ADJUSTMENTS                                    13,731                   45,160
                                                    ---------------------    ---------------------

NET CASH USED IN OPERATING ACTIVITIES                            (67,451)                 (36,543)
                                                    ---------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Return of security deposits                                       -                   11,550
                                                    ---------------------    ---------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                              -                   11,550

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from related parties                                 6,600                   20,192
     Stock issued for cash                                        60,000                        -
                                                    ---------------------    ---------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         66,600                   20,192

NET (DECREASE) INCREASE IN CASH                                     (851)                  (4,801)

CASH, BEGINNING OF PERIOD                                            851                    4,801
                                                    ---------------------    ---------------------

CASH, END OF PERIOD                                 $                  -     $                  -
                                                    =====================    =====================

Cash paid for:
     Interest                                       $                  -     $                  -
                                                    =====================    =====================
     Taxes                                          $                309     $                100
                                                    =====================    =====================





    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred recurring losses resulting in a stockholders' deficit of ($179,107) and working capital deficit of ($189,514) at September 30, 2005. In addition, the Company's cash account is $0. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements and, ultimately, the success of its planned future operations. There can be no assurance that the Company will obtain the necessary financing nor that the planned future operations will be successful.

Note 3 . SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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



NOTE 4 - CONSULTING AGREEMENT

Apple Industries has hired the Company as a consultant to research locations that could be profitable to Apple using a pay for internet kiosk using time as the criteria. If implemented, the Company would arrange for the DSL connection. The Company recorded $12,500 in revenues for the quarter ended September 30, 2005. Although the contract does not have an end date, the Company believes that this project will be completed soon.

NOTE 5. STOCKHOLDERS' DEFICIT

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

Item 2.  Management's Discussion And Analysis Or Plan Of Operation

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Nine Months Ended September 30, 2005 vs. Nine Months Ended September 30, 2004

Net sales increased from $27,609 in the nine months ended September 30, 2004 to $82,694 in the nine months ended September 30, 2005. This increase is attributable to a switch in telephone carriers in which a favorable flat rate pricing structure was obtained as well as a rate increase from 25 cents to 35 cents on all phones. The company also earned $12,500 in consulting fees in the last quarter. Operating expenses increased from $109,312 to $163,876. The change in operating expenses was due to the following items: (i) an increase in salaries from $19,171 in 2004 to $47,710 in 2005; (ii) a decrease in lease payments for phone equipment (leases expired in March 2002) of $730 from $730 for the nine months ended September 30, 2004 to $0 for the nine months ended September 30, 2005; (iii) a decrease in general and administrative expenses of $464 from $56,455 for the nine months ended September 30, 2004 to $55,991 for the nine months ended September 30, 2005; and (v) an increase in professional fees of $27,218 from $19,997 in the nine months ended September 30, 2004 to $47,215 in the nine months ended September 30, 2005. Since sales increased and operating expenses increased, the Company's net loss decreased from ($81,703) in the nine months ended September 30, 2004 to ($81,182) in the nine months ended September 30, 2005. The number of pay telephones in service was approximately 100 telephones during the nine months ended September 30, 2004 and 80 telephones during the nine months ended September 30, 2005.

Liquidity and Capital Resources

On September 30, 2005 the Company had $0 cash on hand. Current funds having been expended and with managements' assumption that the Company may not generate sufficient revenues from operations, the Company will (a) be dependent upon management to fund operations and/or (b) be dependent upon some form of debt or equity financing, if available, and if available, under terms deemed reasonable to management. The management of the Company has orally committed to fund the Company on an "as needed" basis. The Company's auditors have included a "going concern" opinion in their report on the Company's financial statements contained in the Company's 10-KSB for the year ended December 31, 2004.

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

Item 4.           Submission of Matters to Vote of Security holders: None

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


November  23, 2005


                                            Magic Communications, Inc.
                                            ------------------------------------
                                            (Registrant)



                                        By: /s/ Stephen D. Rogers
                                            ------------------------------------
                                            Stephen D. Rogers, Chief Executive
                                            Officer and Chief Accounting Officer