Form 10KSB/A
period 2004-12-31
MAGIC COMMUNICATIONS INC
filed 2005-12-13
CIK 1205332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-KSB/A
        (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


                           MAGIC COMMUNICATIONS, INC.



                                         By: /s/ Stephen D. Rogers
                                             -----------------------------------
                                             Stephen D. Rogers, President, Chief
                                             Executive Officer, Chief Financial
                                             Officer and Director

Name                         Title                                  Date
--------------------------   --------------------------------  -----------------

/s/ Stephen D. Rogers
--------------------------   President, Chief Executive        December 13, 2005
Stephen D. Rogers            Officer, Chief Financial Officer
                             and Director

/s/
--------------------------   Vice President and Director       December   , 2005
Maureen Rogers


/s/ Edwin Osias
--------------------------   Director                          December 13, 2005
Edwin Osias


/s/ Suzanne Keating
--------------------------   Secretary                         December 13, 2005
Suzanne Keating

                           MAGIC COMMUNICATIONS, INC.


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


                                               /s/  Sherb & Co., LLP
                                                    ----------------------------
                                                    Sherb & Co., LLP
                                                    Certified Public Accountants


New York, New York
June 14, 2005

                           MAGIC COMMUNICATIONS, INC.


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

                           MAGIC COMMUNICATIONS, INC.


                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

1.   DESCRIPTION OF BUSINESS:


     Magic Communications, Inc. ("Magic" or the "Company") was incorporated in New York on January 16, 1997. The Company was originally formed for the purpose of offering Internet kiosks where the public could access the Internet for a fee. The Company did not develop that business and the financial statements do not include any amounts related to it. The
     Company's operations consist primarily of owning and operating pay phones in New York, New Jersey and Pennsylvania. This business commenced in February of 1997.


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