Form 10KSB
period 2005-12-31
MAGIC COMMUNICATIONS INC
filed 2006-04-17
CIK 1205332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

         (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-117495

                           MAGIC COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                Delaware                                    13-3926203
-------------------------------------------          ---------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                   Identification No.)

             5 West Main Street
             Elmsford, New York                                 10523
-------------------------------------------          ---------------------------
   (Address of principal Executive Offices)                   (Zip Code)

                    Issuer's Telephone Number: (914) 391-5549


Securities registered under Section 12(b) of the Act: Common Stock par value $.0001 per share

Securities registered under Section 12(g) of the Act: None

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     No _X__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent year: $ 92,292 as of December 31, 2005.


The number of shares outstanding of each of the Registrant's classes of common stock, as of April 17, 2006 is 3,080,000 shares, all of one class, $.0001 par value per share. Of this number, 1,632,900 shares were held by non-affiliates of the Registrant. 19 The Company's common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate "market value" to be indicated for such shares. The "value" of the 1,632,900 shares held by non-affiliates, based upon the book value as of April 17, 2006 is $-0-.


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

As of December 31, 2005, the Company had approximately 80 pay phones placed in locations in New York, New Jersey and Pennsylvania. These phones are marketed through the Company's own employees, principally the Company's President, through word-of-mouth. The Company filed a Registration Statement on Form 10-SB because Management believes that as a reporting Company with the potential of trading on the NASD Electronic Bulletin Board ("OTCBB") the Company will be better able to attract investment capital. No assurance is given that investment capital can ever be raised.

The Company currently purchases its phones from North Atlantic Marketing and during the calendar year ended December31, 2005 purchased no additional telephones. The price for phones in the twelve month period ending December 31, 2005 averaged $1,000 for each individual telephone, which comprises: (i) the purchase price from independent suppliers for all hardware; and (ii) wall installation, but does not include wiring which is done by Verizon. In addition, the Company arranges for the installation of the phones at the customers' place of business and pays Verizon to connect the wires to the phones. The Company's marketing is conducted primarily through the personal efforts of its President and through "word of mouth" in order to obtain customer leads.

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

A.       Holders.

As of the close of business on April 17, 2006 there were 96 stockholders of record of the Registrant's Common Stock and 3,080,000 shares were issued and outstanding.

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

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


Year Ended December 31, 2005 vs. Year Ended December 30, 2004

Net sales increased from $72,215 for the year ended December 31, 2004 to $92,292 for the year ended December 31, 2005. This increase is attributable to a switch in telephone carriers in which a favorable flat rate pricing structure was obtained as well as a rate increase from 25 cents to 35 cents on all phones. The company also earned $12,500 in consulting fees in 2005. Operating expenses increased from $157,897 to $177,080. The change in operating expenses was due to the following items: (i) an increase in salaries from $37,021 in 2004 to $54,405 in 2005; (ii) a decrease in lease payments for phone equipment (leases expired in March 2002) of $1,133 from $1,133 for the year ended December 31, 2004 to $0 for the year ended December 31, 2005; (iii) an increase in general and administrative expenses of $6,845 from $56,323 for the year ended December 31, 2004 to $61,892 for the year ended December 31, 2005; and (v) an decrease in professional fees of $2,637 from $46,140 in the year ended December 31, 2004 to $43,503 in the year ended December 31, 2005. Since sales increased and operating expenses increased, the Company's net loss decreased from ($85,682) in the year ended December 31, 2004 to ($84,788) in the year ended December 31, 2005. The number of pay telephones in service was approximately 100 telephones during the year ended December 31, 2004 and 80 telephones during the year ended December 31, 2005.

Liquidity and Capital Resources

On December 31, 2005 the Company had only $0 cash on hand. Current funds having been expended and with managements' assumption that the Company may not generate sufficient revenues from operations, the Company will (a) be dependent upon management to fund operations and/or (b) be dependent upon some form of debt or equity financing, if available, and if available, under terms deemed reasonable to management. The management of the Company has orally committed to fund the Company on an "as needed" basis. The Company's auditors have included a "going concern" opinion in their report on the Company's financial statements.


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

Name                          Age       Position Held
Stephen D. Rogers             56        President, Chief Executive Officer, Chief Financial
                                        Officer and Director
Maureen Rogers                50        Vice President and Director
Edwin Osias                   59        Director
Suzanne Keating               35        Secretary

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

Item 10. Executive Compensation

There are no written agreements or oral understandings as relates to executive compensation. To date, there has not been any executive compensation paid or accrued other than $21,000 paid to the Registrant's Vice President and $6,900 paid to the registrants President.

Item 11. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of February 28, 2006 (except where otherwise noted) with respect to (a) each person known by the Registrant to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (b) each director of the Registrant, (c) the Registrant's executive officers and (d) all officers and directors of the Registrant as a group. Except as may be indicated in the footnotes to the table, all such shares of Common Stock are owned with sole voting and investment power. The title of class of all securities indicated below is Common Stock with $.0001 par value per share.



(1)Name and Address of Beneficial Owner       (2)Number of Shares
                                              Beneficially Owned            (3)Percentage of Class

Maureen Rogers                                      240,000                       8.63%
Stephen D. Rogers                                         0
Edwin Osias                                             100                         (3)
(4)Boulder Hill, Inc.                               210,000                       7.55%
Karen Glenn                                         240,000                       8.63%
Suzanne Keating                                       5,000                         (3)
(5)First Southwest Company                          252,000                       9.06%
(6)National Financial Services LLC                  200,000                       7.19%
All officers and directors as a group (4            245,010                       8.82%
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

The Company also has a payable to its President's brother in the amount of $31,594 and a payable to its President in the amount $3,100. During the year ended December 31, 2005, Boulder Hill, a related party, advanced the Company money to pay for various expenses. At December 31, 2005, the Company owes Boulder Hill $17,145. These transactions are unsecured and non-interest bearing and have no specified payment terms.

Item 13. Exhibits, Lists And Reports On Form 8-K

a.       Exhibits

     31.1  Certification  Pursuant To Section 302 Of The  Sarbanes-Oxley  Act Of
           2002

     32.1  Certification Pursuant Section 906 Of The Sarbanes-Oxley Act Of 2002

b.       Report on Form 8-K

                  NONE

Item 14. Principal Accountant Fees And Services

During 2005 the Company incurred professional service fees of $31,000 for audit and audit related services provided by the principal accountant. During 2004 these fees totaled $23,000. These fees included the cost of the annual audit and reviews of the quarterly and annual filings with the Securities and Exchange Commission.



Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MAGIC COMMUNICATIONS, INC.



                                        By: /s/ Stephen D. Rogers
                                            ------------------------------------
                                            Stephen D. Rogers, President,
                                            Chief Executive Officer,
                                            Chief Financial Officer and Director

                        MAGIC COMMUNICATIONS GROUP, INC.

                              FINANCIAL STATEMENTS



                                      INDEX

                                                                  Page Number
                                                             -------------------
REPORT OF INDEPENDENT REGISTERED PUBLIC
       ACCOUNTING FIRM                                                F - 1

FINANCIAL STATEMENTS:


       Balance Sheet                                                  F - 2


       Statements of Operations                                       F - 3


       Statement of Stockholders' Deficit                             F - 4


       Statements of Cash Flows                                       F - 5


       Notes to Financial Statements                             F - 6 to F - 9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Magic Communications Group, Inc.

     We have audited the accompanying balance sheet of Magic Communications Group, Inc. as of December 31, 2005 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, the financial position of Magic Communications Group, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

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




                                                    Certified Public Accountants

New York, New York
April 17, 2006

                        MAGIC COMMUNICATIONS GROUP, INC.

                                  BALANCE SHEET

                                December 31, 2005

                                     ASSETS


CURRENT ASSETS:
     Cash                                                      $              -
                                                                ----------------
        TOTAL CURRENT ASSETS                                                  -

EQUIPMENT, net                                                            4,587

DUE FROM RELATED PARTY                                                    3,500
                                                                 ---------------
                                                               $          8,087
                                                                 ===============


                                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Cash overdraft                                            $          6,486
     Accounts payable and accrued expenses                               30,169
     Loan payable                                                        50,000
     Due to related parties                                             104,145
                                                                ----------------
        TOTAL CURRENT LIABILITIES                                       190,800

STOCKHOLDERS' DEFICIT:
     Common stock, $.0001 par value; authorized 50,000,000 shares;
        issued and outstanding 3,080,000 shares                             308
     Preferred stock, $.0001 par value; authorized 1,000,000 shares;
        issued and outstanding -0- shares                                     -
     Additional paid-in capital                                         123,845
     Accumulated deficit                                               (306,866)
                                                                ----------------
        TOTAL STOCKHOLDERS' DEFICIT                                    (182,713)
                                                                ----------------
                                                               $          8,087
                                                                ================



    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                                            For the Years Ended December 31,
                                                     ----------------------------------------------
                                                               2005                   2004
                                                     -------------------    -----------------------


REVENUES                                      $                    92,292  $                72,215
                                                      --------------------    ---------------------

OPERATING EXPENSES:
     Depreciation                                                  17,280                   17,280
     Salaries                                                      54,405                   37,021
     Equipment lease                                                    -                    1,133
     Professional fees                                             43,503                   46,140
     General and administrative                                    61,892                   56,323
                                                      --------------------    ---------------------
         TOTAL OPERATING EXPENSES                                 177,080                  157,897
                                                      --------------------    ---------------------

NET LOSS                                      $                   (84,788) $               (85,682)
                                                      ====================    =====================

BASIC AND DILUTED NET LOSS PER SHARE          $                     (0.03) $                 (0.03)
                                                      ====================    =====================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     Basic and Diluted                                          2,996,667                2,567,500
                                                      ====================    =====================







    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT


                                                                         Additional                              Total
                                                 Common Stock             Paid-In          Accumulated       Stockholders'
                                         ----------------------------
                                            Shares         Amount         Capital            Deficit            Deficit
                                         -------------   ------------  ---------------   -----------------  ----------------

 Balance, December 31, 2003                 2,530,000   $        253  $         8,900  $         (136,396) $       (127,243)

 Shares issued for services                   100,000             10            9,990                   -            10,000

 Shares issued for cash                       150,000             15           44,985                   -            45,000

 Net loss                                           -              -                -             (85,682)          (85,682)
                                         -------------   ------------  ---------------   -----------------  ----------------

 Balance, December 31, 2004                 2,780,000            278           63,875            (222,078)         (157,925)

 Shares issued for cash                       300,000             30           59,970                   -            60,000

 Net income (loss)                                                                                (84,788)          (84,788)
                                         -------------   ------------  ---------------   -----------------  ----------------

Balance, December 31, 2005                  3,080,000   $        308  $       123,845   $        (306,866) $       (182,713)
                                         =============   ============  ===============   =================  ================

    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                     For the Years Ended December 31,
                                                                              ----------------------------------------------
                                                                                      2005                     2004
                                                                              ---------------------    ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $              (84,788)  $              (85,682)
                                                                              ---------------------    ---------------------
     Adjustments to reconcile net loss to net
        cash used in operating activities:
             Depreciation                                                                   17,280                   17,280
             Stock based compensation                                                            -                   10,000
     Changes in assets and liabilities:
        Cash Overdraft                                                                       6,486                        -
        Accounts payable                                                                   (10,069)                 (24,592)
                                                                              ---------------------    ---------------------
             TOTAL ADJUSTMENTS                                                              13,697                    2,688
                                                                              ---------------------    ---------------------

NET CASH USED IN OPERATING ACTIVITIES                                                      (71,091)                 (82,994)
                                                                              ---------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Return of security deposits                                                                 -                   11,550
                                                                              ---------------------    ---------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                        -                   11,550

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from related parties                                                           3,754                   22,494
     Cash overdraft                                                                          6,486
     Stock issued for cash                                                                  60,000                   45,000
                                                                              ---------------------    ---------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   70,240                   67,494

NET (DECREASE) INCREASE IN CASH                                                               (851)                  (3,950)

CASH, BEGINNING OF PERIOD                                                                      851                    4,801
                                                                              ---------------------    ---------------------

CASH, END OF PERIOD                                                         $                    -   $                  851
                                                                              =====================    =====================

Cash paid for:
     Interest                                                               $                    -   $                    -
                                                                              =====================    =====================
     Taxes                                                                  $                  309   $                    -
                                                                              =====================    =====================





    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

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

2.       GOING CONCERN:

          The Company's financial statements as of December 31, 2005 have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

          As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $306,866 at December 31, 2005 and, as of that date, a working capital deficiency of $190,800. These conditions would raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

          D. Equipment - Equipment is recorded at cost. Expenditures for major additions and betterment's are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of equipment is computed by the straight-line method over the assets estimated useful lives of ten years. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. Revenue from consulting services is earned when the service is provided and collectibility is reasonably assured.

          E. Fair value of financial instruments - The carrying amounts reported in the balance sheet for, accounts payable, loan payable and due to/from related parties are approximate fair value based on the short-term maturity of these instruments.

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

          I. Loss per Common Share - Net loss per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

          J. New Accounting Pronouncements - Management does not believe that recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

4        EQUIPMENT:

         Equipment consists of the following at December 31, 2003:

         Payphones                                   $           172,790
         Less: accumulated depreciation                         (168,203)
                                                                ---------
                                                     $             4,587
                                                                =========

         Depreciation expense for the years ended December 31, 2005 and 2004 was $17,280 and $17, 280, respectively.

5.       LOAN PAYABLE:

          On August 14, 2003, the Company signed a promissory note for $50,000. The note is due on demand and bears interest at a rate of 4% per annum. As per the terms of the note the Company was supposed to issue 25,000 shares which have not been issued as of the above balance sheet date. The Company has accrued interest of $4,750 from the date of the note to December 31, 2005.

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

7.       DUE TO RELATED PARTIES:

          At December 31, 2005, the Company has a payable to Magic Consulting of $52,306 for consulting services performed. The Company also has payable to a related party in the amount of $31,594, a receivable from an officer in the amount $3,500, and a payable to another officer in the amount of $3,100. During the year ended December 31, 2005, Boulder Hill, a related party, advanced the Company money to pay for various expenses. At December 31, 2005, the Company owes Boulder Hill $17,145. These transactions are unsecured and non-interest bearing and have no specified payment terms.

8.       CONSULTING AGREEMENT

          Apple Industries has hired the Company as a consultant to research locations that could be profitable to Apple using a pay for internet kiosk using time as the criteria. If implemented, the Company would arrange for the DSL connection. The Company recorded $12,500 in revenues for the year ended December 31, 2005. All of the revenue was earned in the third quarter.


9.       STOCK OPTION PLAN:

          The board of directors, on November 24, 2002, adopted the Company's 2002 Non-Statutory Stock Option Plan ("Plan") so as to provide a critical long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company and its subsidiaries, if any. The board of directors believes that the Company's policy of granting stock options to such persons will continue to provide it with a critical advantage in attracting and retaining qualified candidates. In addition, the Plan is intended to provide the Company with maximum flexibility to compensate plan participants. It is expected that such flexibility will be an integral part of the Company's policy to encourage employees, non-employee directors, consultants, attorneys and advisors to focus on the long-term growth of stockholder value. The board of directors believes that important advantages to the Company are gained by an option program such as the 2002 Plan which includes incentives for motivating employees of the Company, while at the same time promoting a closer identity of interest between employees, non-employee directors, consultants, attorneys and advisors on the one hand, and the stockholders on the other. As of December 31, 2005, no options have been issued.

10.      INCOME TAXES

          The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS No.109"). SFAS No.109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Prior to 2003, the Company and its stockholders elected to be taxed under subchapter S of the Internal Revenue Code. As a result, all income and losses were reported by the Company's stockholders. The following is a reconciliation of income taxes computed using the statutory Federal rate to the income tax expense in the financial statements for December 31, 2005.



       Income tax (benefit) computed at statutory rate                $ (27,000)

       State income tax (benefit), net of federal benefit                (5,000)


       Change in valuation allowance                                     32,000
                                                                       ---------
       Provision for income taxes                                     $       -
                                                                       =========


     As of December 31, 2005, the Company has net operating losses for Federal income tax purposes totaling approximately $256,000, expiring at various times through December 31, 2024.

     The following is a schedule of deferred tax assets as of December 31, 2005:

                   Net operating loss                                $  101,801
                   Valuation allowance                                 (101,801)
                                                                      ----------
                   Net deferred tax asset                            $        -
                                                                      ==========



11.      STOCKHOLDERS' DEFICIT:

          On January 7, 2004, the Company issued 100,000 shares of common stock to its counsel for professional services. The Company valued the shares at $0.10 per share and recorded $10,000 of professional services accordingly.

          On October 20, 2004, the Company issued 150,000 shares of common stock for cash. The Company received a total of $45,000 for these shares

          From March 24, 2005 through June 3, 2005, the Company sold 300,000 shares of its common stock (100,000 shares on March 24, 2005 for $20,000 and 200,000 shares on June 3, 2005 for $40,000). All securities were sold for cash for aggregate gross proceeds of $60,000.