Form 10KSB/A
period 2005-12-31
MAGIC COMMUNICATIONS INC
filed 2006-05-03
CIK 1205332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB/A1


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

The Certifying Officer also has indicated that there were no significant changes in our internal controls over financial reporting that occured duirng our fourth fiscal quarter in 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Accordingly, there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: April 27, 2006

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



                                                /s/ Sherb & Co., LLP
                                                    Certified Public Accountants

New York, New York
April 11, 2006

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