Form 10QSB
period 2006-03-31
MAGIC COMMUNICATIONS INC
filed 2006-06-09
CIK 1205332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______ to ____________

                         Commission file number: 0-50090

                           MAGIC COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

              Delaware                                  13-3926203
-------------------------------------    --------------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

                  5 West Main Street, Elmsford, New York 10523
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (914) 345-0800
               --------------------------------------------------
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section l3 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,080,000 shares of Common Stock as of June 8, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                        MAGIC COMMUNICATIONS GROUP, INC.

                                  BALANCE SHEET

                                 March 31, 2006
                                   (Unaudited)
                                     ASSETS


CURRENT ASSETS:                                                                                          $               -
                                                                                                         ------------------
     Cash                                                                                                                -
          TOTAL CURRENT ASSETS

EQUIPMENT, net                                                                                                         267

DUE FROM RELATED PARTY                                                                                               3,500
                                                                                                         ------------------

                                                                                                         $           3,767
                                                                                                         ==================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Cash overdraft                                                                                      $           6,554
     Accounts payable and accrued expenses                                                                          21,953
     Loan payable                                                                                                   50,000
     Due to related parties                                                                                        104,145
                                                                                                         ------------------
          TOTAL CURRENT LIABILITIES                                                                                182,652

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.0001 par value; authorized 1,000,000 shares;
          issued and outstanding -0- shares                                                                              -
     Common stock, $.0001 par value; authorized 50,000,000 shares;
          issued and outstanding 3,080,000 shares                                                                      308
     Additional paid-in capital                                                                                    123,845
     Accumulated deficit                                                                                          (303,038)
                                                                                                         ------------------
          TOTAL STOCKHOLDERS' DEFICIT                                                                             (178,885)
                                                                                                         ------------------

                                                                                                         $           3,767
                                                                                                         ==================

    The accompanying notes are an integral part of the financial statements.

                  MAGIC COMMUNICATIONS GROUP, INC.

                      STATEMENTS OF OPERATIONS

                                                                               For the Three Months Ended March 31,
                                                                           ---------------------------------------------
                                                                                    2006                   2005
                                                                           ---------------------------------------------
                                                                                 (Unaudited)            (Unaudited)

REVENUES                                                                   $            26,724     $             19,819
                                                                           --------------------    ---------------------

OPERATING EXPENSES:
     Depreciation                                                                        4,320                    4,320
     Salaries                                                                            1,500                    7,910
     Professional fees                                                                   6,800                    8,300
     General and administrative                                                         10,276                   22,856
                                                                           --------------------    ---------------------
         TOTAL OPERATING EXPENSES                                                       22,896                   43,386
                                                                           --------------------    ---------------------

NET INCOME (LOSS)                                                          $             3,828     $            (23,567)
                                                                           ====================    =====================

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE                              $             0.00      $              (0.01)
                                                                           ====================    =====================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     Basic and Diluted                                                               3,080,000                2,813,333
                                                                           ====================    =====================

    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                   For the Three Months Ended March 31,
                                                                              ----------------------------------------------
                                                                                      2006                     2005
                                                                              ---------------------    ---------------------
                                                                                   (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                        $              3,828     $            (23,567)
                                                                              ---------------------    ---------------------
     Adjustments to reconcile net inome (loss) to net cash used in operating activities:
             Depreciation                                                                    4,320                    4,320
     Changes in assets and liabilities:
        Accounts payable                                                                    (8,216)                     300
                                                                              ---------------------    ---------------------
             TOTAL ADJUSTMENTS                                                              (3,896)                   4,620
                                                                              ---------------------    ---------------------

NET CASH USED IN OPERATING ACTIVITIES                                                          (68)                 (18,947)
                                                                              ---------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                                                             68                        -
     Stock issued for cash                                                                       -                   20,000
                                                                              ---------------------    ---------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       68                   20,000
                                                                              ---------------------    ---------------------

NET INCREASE IN CASH                                                                             -                    1,053
                                                                              ---------------------    ---------------------

CASH, BEGINNING OF PERIOD                                                                        -                      851
                                                                              ---------------------    ---------------------

CASH, END OF PERIOD                                                           $                  -     $              1,904
                                                                              =====================    =====================

Cash paid for:
     Interest                                                                 $                  -     $                  -
                                                                              =====================    =====================
     Taxes                                                                    $                100     $                309
                                                                              =====================    =====================

    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred recurring losses resulting in a stockholders' deficit of ($178,885) and working capital deficit of ($182,652) as of March 31, 2006. In addition, the Company's cash account is $0. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

          D. Equipment - Equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of equipment is computed by the straight-line method over the assets' estimated useful lives of ten years. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

          E. Fair value of financial instruments - The carrying amounts reported in the balance sheet for accounts payable, accrued expenses, and due to related parties approximate fair value based on the short-term maturity of these instruments.

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

          G. Stock based compensation - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions).

          H. Basic and diluted loss per share - Basic and diluted loss per share is based on the weighted average number of common shares and common share equivalents outstanding.

          I.   New Accounting Pronouncements -

                  FASB 154 -  Accounting Changes and Error Corrections

                  In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

                  FASB 155 - Accounting for Certain Hybrid Financial Instruments

                  In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

                  FASB 156 - Accounting for Servicing of Financial Assets

                  In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.





NOTE 4            STOCKHOLDERS'DEFICIT

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


ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005

Net sales increased from $19,819 in the three months ended March 31, 2005 to $26,724 in the three months ended March 31, 2006. This increase is attributable to an increase in the use of the internet kiosks as well as savings in telephone expense from the switch in telephone carriers in which a favorable flat rate pricing structure was obtained as well as a rate increase from 25 cents to 35 cents on all phones. Operating expenses decreased from $43,386 to 22,896. The change in operating expenses was due to the following items: (i) a decrease in salaries from $7,910 in 2005 to $1,500 in 2006 as the employee from 2005 is no longer with the Company; (ii) a decrease in general and administrative expenses of $12,580 from $22,856 for the three months ended March 31, 2005 to $10,276 for the three months ended March 31, 2006; and (iii) a decrease in professional fees of $1,500 from $8,300 in the three months ended March 31, 2005 to $6,800 in the three months ended March 31, 2006. Since sales increased and operating expenses decreased, the Company's net loss decreased from ($23,567) in the three months ended March 31, 2005 to a profit of $3,828 in the three months ended March 31, 2006. The number of pay telephones in service was approximately 100 telephones during the three months ended March 31, 2005 and 80 telephones during the three months ended March 31, 2006.

Liquidity and Capital Resources

On March 31, 2006 the Company had $0 cash on hand. Current funds having been expended and with managements' assumption that the Company may not generate sufficient revenues from operations, the Company will (a) be dependent upon management to fund operations and/or (b) be dependent upon some form of debt or equity financing if available, and if available, under terms deemed reasonable to management. The management of the Company has orally committed to fund the Company on an "as needed" basis. The Company's auditors have included a "going concern" opinion in their report on the Company's financial statements contained in the Company's 10-KSB for the year ended December 31, 2005.

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


June 9, 2006


                                      Magic Communications, Inc.
                                      --------------------------
                                      (Registrant)


                               By:/s/ Stephen D. Rogers
                                      -----------------
                                      Stephen D. Rogers, Chief Executive Officer
                                      and Chief Accounting Officer