Form 10QSB
period 2006-06-30
MAGIC COMMUNICATIONS INC
filed 2006-08-18
CIK 1205332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

        [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
             THE EXCHANGE ACT For the transition period from _____ to _____


                        Commission file number: 0-50090

                           MAGIC COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                     13-3926203
--------------------------------          --------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

                  5 West Main Street, Elmsford, New York 10523
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (914) 345-0800
             ------------------------------------------------------
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section l3 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]] No[ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,080,000 shares of Common Stock as of August 18, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Balance Sheet - June 30, 2006

                  Statements of Operations - Three months ended and six months ended June 30, 2006 and 2005

                  Statements of Cash Flows - Six months ended June 30, 2006 and 2005

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

                        MAGIC COMMUNICATIONS GROUP, INC.

                                  BALANCE SHEET

                                  June 30, 2006
                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS:                                             $            -
                                                            ---------------
     Cash                                                                -
          TOTAL CURRENT ASSETS

EQUIPMENT, net                                                           -

DUE FROM RELATED PARTY                                               3,500
                                                            ---------------
                                                            $        3,500
                                                            ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Cash overdraft                                         $        5,326
     Accounts payable and accrued expenses                          26,203
     Loan payable                                                   50,000
     Due to related parties                                        117,645
                                                            ---------------
          TOTAL CURRENT LIABILITIES                                199,174

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.0001 par value; authorized
        1,000,000 shares;
        issued and outstanding -0- shares                                -
     Common stock, $.0001 par value; authorized
        50,000,000 shares;
        issued and outstanding 3,080,000 shares                        308
     Additional paid-in capital                                    123,845
     Accumulated deficit                                          (319,827)
                                                            ---------------
          TOTAL STOCKHOLDERS' DEFICIT                             (195,674)
                                                            ---------------

                                                            $        3,500
                                                            ===============

     The accompanying notes are an integral part of the unaudited financial statements.


                                                   MAGIC COMMUNICATIONS GROUP, INC.

                                                       STATEMENTS OF OPERATIONS


                                                        For the Three Months Ended June 30, For the Six Months Ended June 30,
                                                        ---------------------------------   ------------------------------
                                                              2006            2005              2006            2005
                                                        --------------   ----------------   --------------  --------------
                                                         (Unaudited) (Unaudited)
(Unaudited) (Unaudited)

REVENUES                                                $       5,859    $        25,402    $     32,583    $      45,221
                                                        --------------   ----------------   --------------  --------------

OPERATING EXPENSES:
    Depreciation                                                  267              4,320            4,587           8,640
    Salaries                                                        -              6,679            1,500          14,589
    Professional fees                                           6,850             37,965           13,650          46,265
    General and administrative                                 15,531             25,985           25,807          48,841
                                                        --------------   ----------------   --------------  --------------
       TOTAL OPERATING EXPENSES                                22,648             74,949           45,544         118,335
                                                        --------------   ----------------   --------------  --------------

NET LOSS                                                $     (16,789)   $       (49,547)   $     (12,961)  $     (73,114)
                                                        ==============   ================   ==============  ==============

BASIC AND DILUTED NET LOSS PER SHARE                    $       (0.01)   $         (0.02)   $       (0.00)  $       (0.03)
                                                        ==============   ================   ==============  ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    Basic and Diluted                                       3,080,000          3,013,333        3,080,000       2,913,333
                                                        ==============   ================   ==============  ==============

                         The accompanying notes are an integral part of the
unaudited financial statements.


                        MAGIC COMMUNICATIONS GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                                        For the Six Months Ended June 30,
                                                        ---------------------------------
                                                             2006              2005
                                                        ---------------    --------------
                                                         (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                         $        (12,961)  $       (73,114)
                                                        ---------------    --------------
     Adjustments to reconcile net loss to net
     cash used in operating activities:
             Depreciation                                        4,587             8,640
     Changes in assets and liabilities:
        Accounts payable                                        (3,966)             (221)
                                                        ---------------    --------------
             TOTAL ADJUSTMENTS                                     621             8,419
                                                        ---------------    --------------

NET CASH USED IN OPERATING ACTIVITIES                          (12,340)          (64,695)
                                                        ---------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                             (1,160)                -
     Proceeds from related parties                              13,500             6,600
     Stock issued for cash                                           -            60,000
                                                        ---------------    --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       12,340            66,600
                                                        ---------------    --------------

NET INCREASE IN CASH                                                 -             1,905
                                                        ---------------    --------------

CASH, BEGINNING OF PERIOD                                            -               851
                                                        ---------------    --------------

CASH, END OF PERIOD                                   $              -   $         2,756
                                                        ===============    ==============

Cash paid for:
     Interest                                         $              -   $             -
                                                        ===============    ==============
     Taxes                                            $            100   $           309
                                                        ===============    ==============

The accompanying notes are an integral part of the unaudited financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred recurring losses resulting in a stockholders' deficit of ($195,674) and working capital deficit of ($199,174) at June 30, 2006. In addition, the Company's cash account is $0. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements and, ultimately, the success of its planned future operations. There can be no assurance that the Company will obtain the necessary financing nor that the planned future operations will be successful.

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
          -------------------------------------------

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

         C. Revenue recognition - The Company realizes net revenues through the difference between what is in the coin box when it is emptied and what it must pay to the property owner, Verizon, long distance and local service providers, as well as payments from others for toll free calls.

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

         G. Stock based compensation - In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

         H. Basic and diluted loss per share - Basic and diluted loss per share is based on the weighted average number of common shares and common share equivalents outstanding.

         I.       New Accounting Pronouncements -

                  FASB 154 -  Accounting Changes and Error Corrections

                  In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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


ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005

Net sales decreased from $45,221 in the six months ended June 30, 2005 to $32,583 in the six months ended June 30, 2006. This decrease is attributable to a decrease in the use of the internet kiosks as well as a decrease in use of the telephones for this quarter. Operating expenses decreased from $118,335 to $45,544. The change in operating expenses was due to the following items: (i) a decrease in salaries from $14,589 in 2005 to $1,500 in 2006 as the employee from 2005 is no longer with the Company; (ii) a decrease in general and administrative expenses of $23,034 from $48,841 for the six months ended June 30, 2005 to $25,807 for the six months ended June 30, 2006; and (iii) a decrease in professional fees of $32,615 from $46,265 in the six months ended June 30, 2005 to $13,650 in the six months ended June 30, 2006. Since sales decreased and operating expenses decreased, the Company's net loss decreased from ($73,114) in the six months ended June 30, 2005 to ($12,961) in the six months ended June 30, 2006. The number of pay telephones in service was approximately 100 telephones during the six months ended June 30, 2005 and 80 telephones during the six months ended June 30, 2006.

Liquidity and Capital Resources

On June 30, 2006 the Company had $0 cash on hand. Current funds having been expended and with managements' assumption that the Company may not generate sufficient revenues from operations, the Company will (a) be dependent upon management to fund operations and/or (b) be dependent upon some form of debt or equity financing, if available, and if available, under terms deemed reasonable to management. The management of the Company has orally committed to fund the Company on an "as needed" basis. The Company's auditors have included a "going concern" opinion in their report on the Company's financial statements contained in the Company's 10-KSB for the year ended December 31, 2005.

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


August 18, 2006
                                        Magic Communications, Inc.
                                        (Registrant)


                                          /s/ Stephen D. Rogers
                                      By: -------------------------
                                              Stephen D. Rogers
                                              Chief Executive Officer and
                                              Chief Accounting Officer