Form 10QSB
period 2006-09-30
MAGIC COMMUNICATIONS INC
filed 2006-11-20
CIK 1205332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                For the quarterly period ended September 30, 2006

     [  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT For the transition period from _______ to ____________

                         Commission file number: 0-50090

                           MAGIC COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

                 Delaware                              13-3926203
     -----------------------------------    ---------------------------------
      (State or other jurisdiction of       (IRS Employer Identification No.)
       incorporation or organization)

                  5 West Main Street, Elmsford, New York 10523
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (914) 345-0800
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,414,000 shares of Common Stock as of November 18, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        MAGIC COMMUNICATIONS GROUP, INC.

                                  BALANCE SHEET

                               September 30, 2006
                                   (Unaudited)
                                     ASSETS


CURRENT ASSETS:                                            $           5,134
                                                           ------------------
     Cash                                                              5,134
          TOTAL CURRENT ASSETS

DUE FROM RELATED PARTY                                                 3,500
                                                           ------------------

                                                           $           8,634
                                                           ==================


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                            29,345
     Loan payable                                                     50,000
     Due to related parties                                          117,645
                                                           ------------------
          TOTAL CURRENT LIABILITIES                                  196,990

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.0001 par value; authorized
       1,000,000 shares;  issued and outstanding
       -0- shares                                                          -
     Common stock, $.0001 par value; authorized
       50,000,000 shares; issued and outstanding
       3,414,000 shares                                                  341
     Additional paid-in capital                                      173,812
     Accumulated deficit                                            (362,510)
                                                           ------------------
          TOTAL STOCKHOLDERS' DEFICIT                               (188,357)
                                                           ------------------

                                                           $           8,634
                                                           ==================




          The accompanying notes are an integral part of the unaudited financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                            STATEMENTS OF OPERATIONS


                                           For the Three Months Ended September 30,  For the Nine Months Ended September 30,
                                           ----------------------------------------  ---------------------------------------
                                                     2006            2005                    2006              2005
                                               --------------   ---------------         ---------------   ----------------
                                                (Unaudited)        (Unaudited)            (Unaudited)        (Unaudited)

REVENUES                                       $      10,255    $       37,473          $       42,838    $        82,694
                                               --------------   ---------------         ---------------   ----------------

OPERATING EXPENSES:
    Depreciation                                           -             4,320                   4,587             12,960
    Salaries                                           6,910            33,121                   8,410             47,710
    Professional fees                                 39,478               950                  53,128             47,215
    General and administrative                         6,550             7,150                  32,357             55,991
                                               --------------   ---------------         ---------------   ----------------
       TOTAL OPERATING EXPENSES                       52,938            45,541                  98,482            163,876
                                               --------------   ---------------         ---------------   ----------------

NET LOSS                                       $     (42,683)   $       (8,068)         $      (55,644)   $       (81,182)
                                               ==============   ===============         ===============   ================

BASIC AND DILUTED NET LOSS PER SHARE           $       (0.01)   $        (0.00)         $        (0.02)   $         (0.03)
                                               ==============   ===============         ===============   ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    Basic and Diluted                              3,191,333         3,080,000               3,117,111          2,968,889
                                               ==============   ===============         ===============   ================


          The accompanying notes are an integral part of the unaudited financial statements.

                    MAGIC COMMUNICATIONS GROUP, INC.

                        STATEMENTS OF CASH FLOWS


                                                            For the Nine Months Ended September 30,
                                                         ----------------------------------------------
                                                                 2006                     2005
                                                         ---------------------    ---------------------
                                                               (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                            $            (55,644)    $            (81,182)
                                                         ---------------------    ---------------------
     Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation                                                    4,587                   12,960
     Changes in assets and liabilities:
        Accounts payable                                                 (824)                  (1,715)
                                                         ---------------------    ---------------------
             TOTAL ADJUSTMENTS                                          3,763                   11,245
                                                         ---------------------    ---------------------

NET CASH USED IN OPERATING ACTIVITIES                                 (51,881)                 (69,937)
                                                         ---------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                                    (6,486)                   2,486
     Proceeds from related parties                                     13,500                    6,600
     Stock issued for cash                                             50,000                   60,000
                                                         ---------------------    ---------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              57,014                   69,086
                                                         ---------------------    ---------------------

NET INCREASE (DECREASE) IN CASH                                         5,134                     (851)
                                                         ---------------------    ---------------------

CASH, BEGINNING OF PERIOD                                                   -                      851
                                                         ---------------------    ---------------------

CASH, END OF PERIOD                                      $              5,134     $                  -
                                                         =====================    =====================

Cash paid for:
     Interest                                            $                  -     $                  -
                                                         =====================    =====================
     Taxes                                               $                100     $                309
                                                         =====================    =====================


          The accompanying notes are an integral part of the unaudited financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred recurring losses resulting in a stockholders' deficit of ($188,357) and working capital deficit of ($191,856) at September 30, 2006. In addition, the Company's cash account is $5,134. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                  FASB 157 -  Fair Value Measurements

                  In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

NOTE 4            STOCKHOLDERS'DEFICIT

                  From March 24, 2005 through June 3, 2005, the Company sold 300,000 shares of its common stock (100,000 shares on March 24, 2005 for $20,000 and 200,000 shares on June 3, 2005 for
                  $40,000). There were no underwriters. All securities were sold for cash for aggregate gross proceeds of $60,000.

                  In August 2006, the Company sold 334,000 of its common shares for $50,000.

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


ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Nine Months Ended September 30, 2006 vs. Nine Months Ended September 30, 2005

Net sales decreased from $82,694 in the nine months ended September 30, 2005 to $42,838 in the nine months ended September 30, 2006. This decrease is attributable to a decrease in the use of the internet kiosks as well as a decrease in use of the telephones for this quarter. Operating expenses decreased from $163,876 to $98,482. The change in operating expenses was due to the following items: (i) a decrease in salaries from $47,710 in 2005 to $8,410 in 2006 as an employee from 2005 is no longer with the Company; (ii) a decrease in general and administrative expenses of $23,634 from $55,991 for the nine months ended September 30, 2005 to $32,357 for the nine months ended September 30, 2006; and (iii) a increase in professional fees of $5,913 from $47,215 in the nine months ended September 30, 2005 to $53,128 in the nine months ended September 30, 2006. Since sales decreased and operating expenses decreased, the Company's net loss increased from ($81,182) in the nine months ended September 30, 2005 to ($55,644) in the nine months ended September 30, 2006. The number of pay telephones in service was approximately 100 telephones during the nine months ended September 30, 2005 and 80 telephones during the nine months ended September 30, 2006.

Liquidity and Capital Resources

On Sept 30, 2006 the Company had $5,134 cash on hand. Current funds having been expended and with managements' assumption that the Company may not generate sufficient revenues from operations, the Company will (a) be dependent upon management to fund operations and/or (b) be dependent upon some form of debt or equity financing, if available, and if available, under terms deemed reasonable to management. The management of the Company has orally committed to fund the Company on an "as needed" basis. The Company's auditors have included a "going concern" opinion in their report on the Company's financial statements contained in the Company's 10-KSB for the year ended December 31, 2005.

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


November 20, 2006


                                         Magic Communications, Inc.
                                         (Registrant)


                                      By: /s/ Stephen D. Rogers
                                          ----------------------
                                          Stephen D. Rogers,
                                          Chief Executive Officer and
                                          Chief Accounting Officer