Form 10KSB
period 2006-12-31
MAGIC COMMUNICATIONS INC
filed 2007-03-27
CIK 1205332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

         (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2006

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent year: $ 52,976 as of December 31, 2006.


The number of shares outstanding of each of the Registrant's classes of common stock, as of February 28, 2007 is 3,414,000 shares, all of one class, $.0001 par value per share. Of this number, 1,632,900 shares were held by non-affiliates of the Registrant.

The Company's common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate "market value" to be indicated for such shares. The "value" of the 1,632,900 shares held by non-affiliates, based upon the book value as of February 28, 2007 is $-0-.


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

Yes__________No_________ NOT APPLICABLE



                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

Transitional Small Business Disclosure Format
[  ] Yes  [ x ] No

Indicate whether the issuer is a shell company [As defined in Rule 12b-2 of the Exchange Act]
[  ] Yes [ x ] No
                                     PART I

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

As of December 31, 2006, the Company had approximately 80 pay phones placed in locations in New York, New Jersey and Pennsylvania. These phones are marketed through the Company's own employees, principally the Company's President, through word-of-mouth. The Company filed a Registration Statement on Form 10-SB because Management believes that as a reporting Company with the potential of trading on the NASD Electronic Bulletin Board ("OTCBB") the Company will be better able to attract investment capital. No assurance is given that investment capital can ever be raised.

The Company currently purchases its phones from North Atlantic Marketing and during the calendar year ended December 31, 2006 purchased no additional telephones. The price for phones in the twelve month period ending December 31, 2006 averaged $1,000 for each individual telephone, which comprises: (i) the purchase price from independent suppliers for all hardware; and (ii) wall installation, but does not include wiring which is done by Verizon. In addition, the Company arranges for the installation of the phones at the customers' place of business and pays Verizon to connect the wires to the phones. The Company's marketing is conducted primarily through the personal efforts of its President and through "word of mouth" in order to obtain customer leads.

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

A. Holders.

As of the close of business on February 28, 2007 there were 96 stockholders of record of the Registrant's Common Stock and 3,414,000 shares were issued and outstanding.

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

Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


Year Ended December 31, 2006 vs. Year Ended December 30, 2005

Net sales decreased from $92,292 for the year ended December 31, 2005 to $52,976 for the year ended December 31, 2006. This decrease is attributable to the continuance less reliance on pay phones in the cell phone era. The company also earned $12,500 in consulting fees in 2005 and $0 consulting fees in 2006. Operating expenses decreased from $177,080 to $110,503. The change in operating expenses was due to the following items: (i) a decrease in salaries from $54,405 in 2005 to $14,855 in 2006; (ii) a decrease in general and administrative expenses of $20,046 from $61,892 for the year ended December 31, 2005 to $41,846 for the year ended December 31, 2006; and (iii) an increase in professional fees of $5,712 from $43,503 in the year ended December 31, 2005 to $49,215 in the year ended December 31, 2006. Since sales decreased and operating expenses decreased, the Company's net loss decreased from ($84,788) in the year ended December 31, 2005 to ($57,527) in the year ended December 31, 2006. The number of pay telephones in service was approximately 80 telephones during the year ended December 31, 2005 and 80 telephones during the year ended December 31, 2006.

Liquidity and Capital Resources

On December 31, 2006 the Company had only $907 of cash on hand. Current funds having been expended and with managements' assumption that the Company may not generate sufficient revenues from operations, the Company will (a) be dependent upon management to fund operations and/or (b) be dependent upon some form of debt or equity financing, if available, and if available, under terms deemed reasonable to management. The management of the Company has orally committed to fund the Company on an "as needed" basis. The Company's auditors have included a "going concern" opinion in their report on the Company's financial statements.

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

Name                          Age       Position Held
----                          ---       -------------
Stephen D. Rogers             56        President, Chief Executive Officer,
                                        Chief Financial Officer and Director
Maureen Rogers                50        Vice President and Director

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


Item 10.          Executive Compensation

There are no written agreements or oral understandings as relates to executive compensation. To date, there has not been any executive compensation paid or accrued other than $21,000 paid to our Vice President and $6,900 paid to the our President for the fiscal year ended December 31, 2006.

Item 11. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of February 28, 2007 (except where otherwise noted) with respect to (a) each person known by the Registrant to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (b) each director of the Registrant, (c) the Registrant's executive officers and (d) all officers and directors of the Registrant as a group. Except as may be indicated in the footnotes to the table, all such shares of Common Stock are owned with sole voting and investment power. The title of class of all securities indicated below is Common Stock with $.0001 par value per share.


                                                            Number of Shares
Name and Address of Beneficial Owner (1)                    Beneficially Owned (2)        Percentage of Class (3)
-------------------------------------                       ------------------            -------------------
Maureen Rogers                                                     240,000                       8.63%
Stephen D. Rogers                                                        0
Boulder Hill, Inc.(4)                                              210,000                       7.55%
Karen Glenn                                                        240,000                       8.63%
Suzanne Keating                                                      5,000                         (3)
First Southwest Company(5)                                         252,000                       9.06%
National Financial Services LLC(6)                                 200,000                       7.19%
All officers and directors as a group (4                           245,010                       8.82%
persons)

(1) The address for each person is c/o Magic Communications, Inc., 5 West Main Street, Elmsford, New York 10523
(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.
(3) Represents less than 1% of the 3,414,000 outstanding shares of common stock.
(4) Boulder Hill, Inc. is a New York Corporation formed in March 1998 and its sole shareholder is Georgia Rogers.
(5) First Southwest Company is located at 325 N. St. Paul, Suite 800, Dallas, Texas 75201.
(6) National Financial Services LLC mailing address is P.O. Box 3731, Church Street Station, New York, New York 10281.

Management has no plans to issue any additional securities to management, promoters or their affiliates or associates and will do so only if such issuance is in the best interests of shareholders of the Company and complies with all applicable federal and state securities rules and regulations.

Item 12. Certain Relationships and Related Transactions

The Company had a 2 year oral consulting agreement with Magic Consulting Group, Inc., a company owned by Barbara Bennett, the adult niece of the Company's President which provides consulting services. This is an oral agreement and no payments have been made to date, however, the Company has accrued a payable of $52,306 for services performed. Magic Consulting was hired to assist and consult in finding locations for communications equipment including public payphones and public Internet terminals (kiosks). It assisted in designing a marketing package as well as setting up appointments with various hotels in the New York metropolitan area. The Company's President disclaims any beneficial interest in this Agreement.

The Company also has a payable to its President's brother in the amount of $31,594 and a payable to its President in the amount $3,100. During the year ended December 31, 2006, Boulder Hill, a related party, advanced the Company money to pay for various expenses. At December 31, 2006, the Company owes Boulder Hill $30,645. These transactions are unsecured and non-interest bearing and have no specified payment terms.

Item 13. Exhibits

a.       Exhibits

31.1 Certification of Chief Executive Officer and Principal Accounting Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Principal Accounting Officer Pursuant Section 906 of The Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees And Services

During 2006 the Company incurred professional service fees of $31,000 for audit and audit related services provided by the principal accountant. During 2005 these fees totaled $31,000. These fees included the cost of the annual audit and reviews of the quarterly and annual filings with the Securities and Exchange Commission.



Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MAGIC COMMUNICATIONS, INC.



       March 27, 2007               By: /s/ Stephen D. Rogers
                                            ------------------------------------
                                            Stephen D. Rogers, President,
                                            Chief Executive Officer,
                                            Chief Financial Officer and Director

In accordance with the requirements of the Exchange Act, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures                Title                                     Date
----------                -----                                   --------
Stephen D. Rogers         President/CEO/CFO/Director             March 27, 2007
Maureen Rogers            Vice President/Director                March 27, 2007

                        MAGIC COMMUNICATIONS GROUP, INC.

                              FINANCIAL STATEMENTS

                           December 31, 2006 and 2005

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

FINANCIAL STATEMENTS:


       Balance Sheet                                                  F - 2


       Statements of Operations                                       F - 3


       Statement of Stockholders' Deficit                             F - 4


       Statements of Cash Flows                                       F - 5


       Notes to Financial Statements                              F - 6 to F - 8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Magic Communications, Inc.

We have audited the accompanying balance sheet of Magic Communications, Inc. as of December 31, 2006 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magic Communications, Inc. as of December 31, 2006 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

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


                                                    /s/Sherb & Co., LLP
                                                    Certified Public Accountants

New York, New York
March 22, 2007

                        MAGIC COMMUNICATIONS GROUP, INC.

                                  BALANCE SHEET

                                December 31, 2006

                                     ASSETS


CURRENT ASSETS:                                                                                        $               907
                                                                                                         ------------------
     Cash                                                                                                              907
          TOTAL CURRENT ASSETS
EQUIPMENT, net                                                                                                           -

DUE FROM RELATED PARTY                                                                                               3,500
                                                                                                         ------------------
                                                                                                       $             4,407
                                                                                                         ==================



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                             $            27,002
     Loan payable                                                                                                   50,000
     Due to related parties                                                                                        117,645
                                                                                                         ------------------
          TOTAL CURRENT LIABILITIES                                                                                194,647

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.0001 par value; authorized 1,000,000 shares;
          issued and outstanding -0- shares                                                                              -
     Common stock, $.0001 par value; authorized 50,000,000 shares;
          issued and outstanding 3,414,000 shares                                                                      341
     Additional paid-in capital                                                                                    173,812
     Accumulated deficit                                                                                          (364,393)
                                                                                                         ------------------

          TOTAL STOCKHOLDERS' DEFICIT                                                                             (190,240)
                                                                                                         ------------------


                                                                                                       $             4,407
                                                                                                         ==================





          The accompanying notes are an integral part of the unaudited financial statements.

                     MAGIC COMMUNICATIONS GROUP, INC.

                         STATEMENTS OF OPERATIONS

                                                                                    For the Years Ended December 31,
                                                                               -------------------------------------------

                                                                                      2006                    2005
                                                                               --------------------    -------------------
REVENUES                                                                     $              52,976  $              92,292
                                                                               --------------------    -------------------
OPERATING EXPENSES:
      Depreciation                                                                           4,587                 17,280
      Salaries                                                                              14,855                 54,405
      Professional fees                                                                     49,215                 43,503
      General and administrative                                                            41,846                 61,892
                                                                               --------------------    -------------------
          TOTAL OPERATING EXPENSES                                                         110,503                177,080
                                                                               --------------------    -------------------
NET LOSS                                                                     $             (57,527) $             (84,788)
                                                                               ====================    ===================
BASIC AND DILUTED NET LOSS PER SHARE                                         $               (0.02) $               (0.03)
                                                                               ====================    ===================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      Basic and Diluted                                                                  3,191,333              2,996,667
                                                                               ====================    ===================








The accompanying notes are an integral part of the unaudited financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT



                                                 Common Stock            Additional                              Total
                                         ----------------------------     Paid-In          Accumulated       Stockholders'
                                            Shares         Amount         Capital            Deficit            Deficit
                                         -------------   ------------  ---------------   -----------------  ----------------
 Balance, January 1, 2005                   2,780,000  $         278  $        63,875  $         (222,078) $       (157,925)

 Shares issued for cash                       300,000             30           59,970                   -            60,000

 Net loss                                           -              -                -             (84,788)          (84,788)
                                         -------------   ------------  ---------------   -----------------  ----------------
Balance, December 31, 2005                  3,080,000            308          123,845            (306,866)         (182,713)

 Shares issued for cash                       334,000             33           49,967                   -            50,000

 Net loss                                           -              -                -             (57,527)          (57,527)
                                         -------------   ------------  ---------------   -----------------  ----------------

Balance, December 31, 2006                  3,414,000 $          341 $        173,812 $          (364,393)$        (190,240)
                                         =============   ============  ===============   =================  ================







    The accompanying notes are an integral part of the financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                    For the Years Ended December 31,
                                                                              ----------------------------------------------
                                                                                      2006                     2005
                                                                              ---------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $              (57,527)  $              (84,788)
                                                                              ---------------------    ---------------------
     Adjustments to reconcile net loss to net
        cash used in operating activities:
             Depreciation                                                                    4,587                   17,280
     Changes in assets and liabilities:
        Accounts payable                                                                    (3,167)                  (3,583)
                                                                              ---------------------    ---------------------
             TOTAL ADJUSTMENTS                                                               1,420                   13,697
                                                                              ---------------------    ---------------------
NET CASH USED IN OPERATING ACTIVITIES                                                      (56,107)                 (71,091)
                                                                              ---------------------    ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                                                         (6,486)                   6,486
     Proceeds from related parties                                                          13,500                    3,754
     Stock issued for cash                                                                  50,000                   60,000
                                                                              ---------------------    ---------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   57,014                   70,240
                                                                              ---------------------    ---------------------
NET INCREASE (DECREASE) IN CASH                                                                907                     (851)
                                                                              ---------------------    ---------------------
CASH, BEGINNING OF YEAR                                                                          -                      851
                                                                              ---------------------    ---------------------
CASH, END OF YEAR                                                           $                  907   $                    -
                                                                              =====================    =====================
Cash paid for:
     Interest                                                               $                    -   $                    -
                                                                              =====================    =====================
     Taxes                                                                  $                  179   $                  309
                                                                              =====================    =====================






The accompanying notes are an integral part of the unaudited financial statements.

                        MAGIC COMMUNICATIONS GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

                  Effective December 28, 2006, Magic Communications, Inc. (the "Company") entered into a memorandum of understanding with Post Tension of Nevada, Inc., a Nevada corporation in which Post Tension of Nevada, Inc., will be merged with and into the Company. The Company and Post Tension of Nevada, Inc. shall memorialize
         the terms and conditions  of  the  memorandum  of   understanding  in
         a  definitive agreement.

                  The consideration to be paid by the Company includes Post Tension of Nevada, Inc.'s existing shareholders receiving (pro rata) 27,312,000 shares of Magic Communications, Inc. The parties intend, by executing this Agreement, to adopt a plan of reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"), and to cause the Merger to qualify as a reorganization under the provisions of Sections 368 of the Code, so that such exchange will constitute a tax-free share exchange under the Code.

2.       GOING CONCERN:

         The Company's financial statements as of December 31, 2006 have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

         As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $370,528 at December 31, 2006 and, as of that date, a working capital deficiency of $190,240. These conditions would raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               A. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

               E. Fair value of financial instruments - The carrying amounts reported in the balance sheet for accounts payable, loans payable and due to/from related parties are approximate fair value based on the short-term maturity of these instruments.

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

               H. Stock based compensation - In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value.

               I. New Accounting Pronouncements - Management does not believe that recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

4        EQUIPMENT:

         Equipment consists of the following at December 31, 2006:

         Payphones                                   $        172,790
         Less: accumulated depreciation                      (172,790)
                                                     -----------------
                                                     $              -
                                                     =================

         Depreciation expense for the years ended December 31, 2006 and 2005 was $4,587 and $17,280, respectively.

5.       LOAN PAYABLE:

         On August 14, 2003, the Company signed a promissory note for $50,000. The note is due on demand and bears interest at a rate of 4% per annum. As per the terms of the note the Company was supposed to issue 25,000 shares which have not been issued as of the above balance sheet date. The Company has accrued interest of $6,750 from the date of the note to December 31, 2006.

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

7.       DUE TO RELATED PARTIES:

         At December 31, 2006, the Company has a payable to Magic Consulting of $52,306 for consulting services performed. The Company also has payable to a related party in the amount of $31,594, a receivable from an officer in the amount $3,500, and a payable to another officer in the amount of $3,100. During the year ended December 31, 2006, Boulder Hill, a related party, advanced the Company money to pay for various expenses. At December 31, 2006, the Company owes Boulder Hill $30,645. These transactions are unsecured and non-interest bearing and have no specified payment terms.

8.       CONSULTING AGREEMENT

         Apple Industries has hired the Company as a consultant to research locations that could be profitable to Apple using a pay for internet kiosk using time as the criteria. If implemented, the Company would arrange for the DSL connection. The Company recorded $12,500 in revenues for the year ended December 31, 2005 and $0 in 2006. All of the revenue was earned in the third quarter of 2005. The Consulting agreement was not renewed in 2006.


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

10.      Income Taxes

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS No.109"). SFAS No.109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Prior to 2003, the Company and its stockholders elected to be taxed under subchapter S of the Internal Revenue Code. As a result, all income and losses were reported by the Company's stockholders. The following is a reconciliation of income taxes computed using the statutory Federal rate to the income tax expense in the financial statements for December 31, 2006.

           Income tax (benefit) computed at statutory rate          $   (22,000)
           State income tax (benefit), net of federal benefit            (3,000)
           Change in valuation allowance                                 25,000
                                                                    ------------
           Provision for income taxes                               $         -
                                                                    ============

         As of December 31, 2006, the Company has net operating losses for Federal income tax purposes totaling approximately $193,000, expiring at various times through December 31, 2026.

         The following is a schedule of deferred tax assets as of December 31, 2006:

                   Net operating loss                               $    73,340
                   Valuation allowance                                  (73,340)
                                                                    ------------
                   Net deferred tax asset                           $         -
                                                                    ============



10.      STOCKHOLDERS' DEFICIT:

         From March 24, 2005 through June 3, 2005, the Company sold 300,000 shares of its common stock (100,000 shares on March 24, 2005 for $20,000 and 200,000 shares on June 3, 2005 for $40,000). All securities were sold for cash for aggregate gross proceeds of $60,000.


         In August 2006, the Company sold 334,000 of its common shares for $50,000.