Form 10QSB
period 2007-03-31
MAGIC COMMUNICATIONS INC
filed 2007-05-15
CIK 1205332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 0-50090

MAGIC COMMUNICATIONS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	13-3926203
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1179 Center Point Drive, Henderson, NV 89074

(Address of principal executive offices)

(702) 565-7866

(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,241,600 shares of Common Stock as of May 7, 2007.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAGIC COMMUNICATIONS, INC.

BALANCE SHEET

March 31, 2007

(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash	$—

TOTAL CURRENT ASSETS	—

ASSETS FROM DISCONTINUED OPERATIONS	6,392

$6,392

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,000
Due to related parties	83,900

TOTAL CURRENT LIABILITIES	88,900

LIABILITIES FROM DISCONTINUED OPERATIONS	106,247

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; authorized 1,000,000 shares; issued and outstanding -0- shares	—
Common stock, $.0001 par value; authorized 50,000,000 shares; issued and outstanding 3,414,000 shares	341
Additional paid-in capital	223,812
Accumulated deficit	(412,908)

TOTAL STOCKHOLDERS’ DEFICIT	(188,755)

$6,392

The accompanying notes are an integral part of the unaudited financial statements.

MAGIC COMMUNICATIONS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006
REVENUES	$—	$—

OPERATING EXPENSES:
Professional fees	38,192	6,800
Taxes	100	100

TOTAL OPERATING EXPENSES	38,292	6,900

LOSS FROM CONTINUING OPERATIONS	(38,292)	(6,900)

(LOSS) GAIN FROM DISCONTINUED OPERATIONS	(10,223)	10,728

NET INCOME (LOSS)	$(48,515)	$3,828

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Continuing operations	$(0.01)	$(0.00)

Discontinued operations	$(0.00)	$0.00

TOTAL NET INCOME (LOSS) PER SHARE	$(0.01)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	3,414,000	3,080,000

The accompanying notes are an integral part of the unaudited financial statements.

MAGIC COMMUNICATIONS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(38,292)	$(6,900)

Adjustments to reconcile net loss to net cash used in operating activities:
(Loss) gain from discontinued operations	(13,115)	10,728
Changes in assets and liabilities:
Accounts payable	500	(3,896)

TOTAL ADJUSTMENTS	(12,615)	6,832

NET CASH USED IN OPERATING ACTIVITIES	(50,907)	(68)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	—	68
Capital contribution	50,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	50,000	68

NET INCREASE IN CASH	(907)	—

CASH, BEGINNING OF PERIOD	907	—

CASH, END OF PERIOD	$—	$—

Cash paid for:
Interest	$—	$—

Taxes	$100	$100

The accompanying notes are an integral part of the unaudited financial statements.

MAGIC COMMUNICATIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. For further information, refer to the audited financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006.

NOTE 2. DISCONTINUED OPERATIONS

On April 12, 2007, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Post Tension of Nevada, a Nevada corporation (“PTNV”), and PTNV Acquisition Corp, a Florida corporation and a wholly-owned subsidiary of the Company (“Acquisition Corp.”) (see Note 6). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Corp will merge with and into PTNV (the “Merger”). As a result of the Merger, PTNV will become a wholly-owned subsidiary of the Company.

As a result of the Merger each outstanding share of PTNV common stock was converted into the right to receive 10,160,064 shares of the Company’s common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement at closing, the Company will issue, and the PTNV stockholders will receive, in a tax-free exchange, shares of Company common stock such that PTNV stockholders will own approximately 90% of the issued and outstanding shares of the Company. The Merger Agreement provides that the consummation of the Merger is subject to customary closing conditions, including state regulatory filings and issuance of the Company’s common stock.

Following the Merger virtually all of the Company’s assets and liabilities as they existed immediately prior to the Merger were assumed by Illusions, LLC, (Illusions) a Florida limited liability company controlled by Stephen Rogers, our President and Chief Executive Officer at the time of the merger. Accordingly the Company has reclassified all such assets and liabilities as discontinued operations. A $5,000 liability for professional fees will remain on the Company’s balance sheet. Also as a result of the merger agreement the Company’s telephone operations will be assumed by Illusions, accordingly all operating activities for the three months ended March 31, 2007 and 2006 have been reclassified as a gain or loss from discontinued operations.

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

B.	Cash and cash equivalents—The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

C.	Fair value of financial instruments—The carrying amounts reported in the balance sheet for accounts payable, accrued expenses, and due to related parties approximate fair value based on the short-term maturity of these instruments.

D.	Income taxes—Income taxes are accounted for in accordance with the provisions of SFAS No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly.

E.	Basic and diluted loss per share—Basic and diluted loss per share is based on the weighted average number of common shares and common share equivalents outstanding.

F.	New Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (Statement 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. We are currently evaluating the potential impact of Statement 157 on our financial statements. We do not expect the impact will be material.

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. We are currently evaluating the potential impact of FSP EITF 00-19-2 on our financial statements. We do not expect the impact will be material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115” (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of Statement 159 on our financial statements. We do not expect the impact will be material.

NOTE 4 STOCKHOLDERS’DEFICIT

In March 2007, there was a capital contribution of $50,000 from a stockholder.

NOTE 5    DUE TO RELATED PARTIES

This amount was forgiven subsequent to March 31, 2007 and accordingly the whole amount will be offset against additional paid-in capital in the second quarter of 2007.

NOTE 6    SUBSEQUENT EVENT

On April 12, 2007, Post Tension of Nevada, a Nevada corporation, entered into a definitive Agreement and Plan of Merger with the Company. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, PTNV Acquisition Corp, a Florida corporation and a wholly-owned subsidiary of the Company will merge with and into PTNV (the “Merger”). As a result of the Merger, PTNV will become a wholly-owned subsidiary of the Company.

Also as a result of the Merger each outstanding share of PTNV common stock will be converted into the right to receive 10,160,064 shares of Magic common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement at closing, Magic will issue, and the Company stockholders will receive in a tax-free exchange, shares of Magic common stock such that the Company stockholders will control greater then a majority of the issued and outstanding shares of Magic. Consummation of the Merger is subject to customary closing conditions, including state regulatory filings and issuance of Magic common stock

Post-Tension of Nevada, a Henderson Nevada based company, provides post-tension components and systems that reinforce concrete construction for the residential and commercial markets of the western United States. The Company is 20 years old and management believes the Company is one of the largest domestically owned post tension companies.

The Company provides both full service and freight-on-board components. The full-service business accounts for 90% of the revenues. Before concrete slab (slab-on-ground or SOG) foundations are poured, the company installs the post-tension system. After the foundation is poured, with the system in place, when the proper psi is achieved, the post-tension cables are then tensioned to thirty-three thousand pounds each tendon. This creates a stronger base that eliminates unwanted expansion movement and settling that can otherwise damage interior and exterior walls. Post tension designs disperse the load throughout the slab, not only on perimeter or load-bearing walls.

On April 12, 2007, Post Tension of Nevada, a Nevada corporation (the “Company”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Magic Communications, Inc., a Delaware corporation (“Magic”). Following the Merger, Illusions, LLC, a Florida limited liability company, controlled by Stephen Rogers, Magic’s President, Chief Executive Officer and a Director, assumed all the assets of Magic and almost all the liabilities of Magic, as such existed immediately prior to the Merger.

As a consequence of the Merger, Stephen D. Rogers and Maureen Rogers have resigned as officers and directors, effective ten (10) days from the Closing of the Merger Agreement. John Hohman, Ed Hohman and Kelly T. Hickel were appointed to the Board of Directors, effective ten (10) days from the Closing of the Merger Agreement. In addition, Stephen D. Rogers and Maureen Rogers may designate two additional members to the Board of Directors.

As a consequence of the reverse merger transaction, Ed Hohman shall be appointed as President; John Hohman shall be appointed as Chief Operating Officer, Kelly T. Hickel as acting Chief Financial Officer and Secretary, and Sabatha Golay shall be appointed as Treasurer.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis or Plan of Operation.”

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

Merger Agreement with Post Tension of Nevada

On April 12, 2007, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Post Tension of Nevada, a Nevada corporation (“PTNV”), and PTNV Acquisition Corp, a Florida corporation and a wholly-owned subsidiary of the Company (“Acquisition Corp.”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Corp. will merge with and into PTNV. As a result of the Merger, PTNV will become a wholly-owned subsidiary of the Company.

Also as a result of the Merger each outstanding share of PTNV common stock was converted into the right to receive 10,160,064 shares of the Company’s common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement at closing, the Company will issue, and the PTNV stockholders will receive, in a tax-free exchange, shares of Company common stock such that PTNV stockholders will own approximately 90% of the issued and outstanding shares of the Company. The Merger Agreement provides that the consummation of the Merger is subject to customary closing conditions, including state regulatory filings and issuance of the Company’s common stock.

Discontinued Operations

Following the Merger, virtually all of our assets and liabilities as they existed immediately prior to the Merger, have been reclassified as discontinued operations. A $5,000 liability for professional fees will remain with on our balance sheet. Also as a result of the merger agreement our telephone operations will be assumed by an LLC controlled by Stephen Rogers, our President and Chief Executive Officer at the time of the merger. Accordingly all our operating activities for the three months ended March 31, 2007 and 2006 have been reclassified to gain or loss from discontinued operations.

Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006

Our professional fees increased by $31,392 or 462% to $38,192 in the three month period ended March 31, 2007 from $6,800 in the same period of 2006. The reason for this significant increase is attributed to an increase in legal, accounting and auditing fees.

Liquidity and Capital Resources

On March 31, 2007 the Company had $2,892 cash on hand which was reclassed to net assets from discontinued operations on our balance sheet. Current funds having been expended and with managements’ assumption that the Company may not generate sufficient revenues from operations, the Company will (a) be dependent upon management to fund operations and/or (b) be dependent upon some form of debt or equity financing, if available, and if available, under terms deemed reasonable to management. The management of the Company has orally committed to fund the Company on an “as needed” basis. The Company’s auditors have included a “going concern” opinion in their report on the Company’s financial statements contained in the Company’s 10-KSB for the year ended December 31, 2006.

ITEM 3.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We are not aware of any pending or threatened litigation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no changes in securities or purchase or sales of securities during the period ended March 31, 2007.

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the period ended March 31, 2007.

Item 5.	Other Information:

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2007

Magic Communications, Inc.
(Registrant)

By:	/s/ Stephen D. Rogers
Stephen D. Rogers, Chief Executive Officer and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.