Form 10QSB/A
period 2007-03-31
MAGIC COMMUNICATIONS INC
filed 2007-06-06
CIK 1205332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission file number: 0-50090

MAGIC COMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3926203 (IRS Employer Identification No.)
1179 Center Point Drive, Henderson, NV 89074
(Address of principal executive offices)
(702) 565-7866
(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,241,600 shares of Common Stock as of May 7, 2007.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

Preliminary Note
     On May 15, 2007, Magic Communications, Inc., a Delaware corporation (the “Company”), filed its Quarterly Report on Form 10-QSB with the Securities and Exchange Commission. This Amendment No. 1 amends the information contained in the original Quarterly Report.
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
As a result of the Merger each outstanding share of PTNV common stock was converted into the right to receive 10,160.064 shares of the Company’s common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement at closing, the Company will issue, and the PTNV stockholders will receive, in a tax-free exchange, shares of Company common stock such that PTNV stockholders will own approximately 90% of the issued and outstanding shares of the Company. The Merger Agreement provides that the consummation of the Merger is subject to customary closing conditions, including state regulatory filings and issuance of the Company’s common stock.
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

Also as a result of the Merger each outstanding share of PTNV common stock will be converted into the right to receive 10,160.064 shares of Magic common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement at closing, Magic will issue, and the Company stockholders will receive in a tax-free exchange, shares of Magic common stock such that the Company stockholders will control greater then a majority of the issued and outstanding shares of Magic. Consummation of the Merger is subject to customary closing conditions, including state regulatory filings and issuance of Magic common stock

Post-Tension of Nevada, a Henderson Nevada based company, provides post-tension components and systems that reinforce concrete construction for the residential and commercial markets of the western United States. The Company is 20 years old and management believes the Company is one of the largest domestically owned post tension companies.

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
Also as a result of the Merger each outstanding share of PTNV common stock was converted into the right to receive 10,160.064 shares of the Company’s common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement at closing, the Company will issue, and the PTNV stockholders will receive, in a tax-free exchange, shares of Company common stock such that PTNV stockholders will own approximately 90% of the issued and outstanding shares of the Company. The Merger Agreement provides that the consummation of the Merger is subject to customary closing conditions, including state regulatory filings and issuance of the Company’s common stock.

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
June 6, 2007

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