Form 10-Q
period 2007-06-30
MAGIC COMMUNICATIONS INC
filed 2007-08-14
CIK 1205332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      TO
Commission file number: 0-50090
MAGIC COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3926203
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1179 Center Point Drive, Henderson, NV	89074
(Address of principal executive offices)	(Zip Code)
(702) 565-7866
(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if
changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Large accelerated filer ☐      Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
As of August 13, 2007, the registrant had 34,221,600 shares of Common Stock ($0.0001 par value) outstanding.

FORWARD-LOOKING INFORMATION
     To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter and the six months ended June 30, 2007 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events or statements regarding the intent, belief or current expectations of Magic Communications, Inc. and its subsidiary (collectively the “Company”), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the pace of residential construction in our geographic markets, changes in mortgage interest rates, prices and availability of raw materials and supplies, our ability to locate, acquire, pay for, and integrate other businesses that complement ours, our ability to expand our business into the commercial construction field, our ability to attract and retain qualified personnel if and as our business grows, and risks associated with our stock being classified as a “penny stock.” We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise, except as required by law.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
UNAUDITED CONDENSED FINANCIAL STATEMENTS
MAGIC COMMUNICATIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2007

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,822,874	$2,937,178
Accounts receivable, net of allowance for doubtful accounts of $291,100 at June 30, 2007 and December 31, 2006	2,502,759	1,885,808
Inventory	1,112,795	2,752,337
Prepaid expenses	43,044	116,697

Total current assets	5,481,472	7,692,020

Property and equipment, net of accumulated depreciation of $1,152,723 at June 30, 2007 and $1,107,309 at December 31, 2006	1,064,180	1,065,148

Total assets	$6,545,652	$8,757,168

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$483,060	$498,939
Accrued interest	9,700	9,700
Income taxes payable	155,080	—
Current portion of long-term debt	4,884	9,577
Shareholder loans – current portion	454,762	530,106

Total current liabilities	1,107,486	1,048,322

Long-term liabilities:
Shareholder loans	—	203,684

Total liabilities	1,107,486	1,252,006

Shareholders’ equity:
Preferred stock, $.0001 par value – authorized, 1,000,000 shares at June 30, 2007 and December 31, 2006; no shares issued or outstanding at June 30, 2007 and December 31, 2006
Common stock, $.0001 par value – authorized, 50,000,000 shares at June 30, 2007 and December 31, 2006; issued, 34,241,600 and 25,400,160 shares at June 30, 2007 and December 31, 2006, respectively	3,424	2,540
Additional paid-in capital	5,133,804	7,574
Retained Earnings	300,938	7,495,048

Total shareholders’ equity	5,438,166	7,505,162

Total liabilities and shareholders’ equity	$6,545,652	$8,757,168

The accompanying notes are an integral part of the unaudited condensed financial statements.

MAGIC COMMUNICATIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2007

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales	$4,881,033	$9,304,034	$8,611,042	$19,999,570

Cost of sales	3,337,458	6,414,173	6,114,943	13,398,807

Gross margin	1,543,575	2,889,861	2,496,099	6,600,763

Other costs and expenses Selling, general and administrative	1,056,301	1,134,366	2,141,664	2,265,740

Income from operations	487,274	1,755,495	354,435	4,335,023

Other income and (expense)
Merger related expenses and costs	(929,289)	—	(929,289)	—
Other income (expense), net	11,733	(10,041)	736,366	22,243
Interest income, net	17,910	46,518	48,544	63,649

	(899,646)	(36,477)	(144,379)	85,893

Net income before income tax	$(412,372)	$1,791,971	$210,056	$4,420,916

Provision for income taxes	155,080	—	155,080	—

Net income	(567,452)	1,791,971	54,976	4,420,916

Net income per share – basic	$(0.02)	$0.07	$0.00	$0.17

Net income per share – diluted	$(0.02)	$0.07	$0.00	$0.17

Distributions per share	$0.08	$0.17	$0.10	$0.18

Weighted average common shares outstanding:
Basic	33,172,855	25,400,160	29,307,979	25,400,160

Diluted	33,172,855	25,400,160	29,307,979	25,400,160

The accompanying notes are an integral part of the unaudited condensed financial statements.

MAGIC COMMUNICATIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three and Six Months Ended June 30, 2007

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Income	$(567,452)	$1,791,971	$54,976	$4,420,916

Adjustment to reconcile net income to net cash provided (used in) by operating activities:
Depreciation	25,779	17,962	45,414	35,925
Shares issued as part of merger in lieu of cash	852,134	—	852,134	—
Shares issued to employees	16,256	—	16,256	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(337,105)	1,844,141	(616,951)	1,096,022
Inventory	657,271	(41,872)	1,639,542	(163,153)
Prepaid expenses and other assets	25,826	(16,872)	73,653	38,069
Increase (decrease) in
Accounts payable and accrued expenses	10,069	(501,540)	(15,879)	312,632
Accrued income taxes payable	155,080	—	155,080	—

Total adjustments	1,405,310	1,301,819	2,149,249	1,319,495

Net cash provided (used in) operating activities	837,858	3,093,791	2,204,225	5,740,411

Cash flows from investing activities:
Acquisition (sale) if property and equipment	(44,447)	(21,231)	(44,446)	(5,992)

Net cash provided (used) in investing activities	(44,447)	(21,231)	(44,446)	(5,992)

Cash from financing activities:
Shareholder distributions	(2,556,718)	(4,356,000)	(2,994,769)	(4,610,342)
Issuance of shares for public shell net assets	4,407	—	4,407	—
Decrease in line of credit	—	(159,200)	—	(369,475)
Repayment of loans payable	(2,370)	(5,793)	(4,693)	(11,120)
Repayment of shareholder loans	(131,351)	—	(279,028)	—

Net cash provided by financing activities	(2,686,032)	(4,521,093)	(3,274,083)	(4,990,937)

Net increase (decrease) in cash and cash equivalents	(1,892,621)	(1,448,534)	(1,114,304)	743,481

Cash and cash equivalents, beginning of period	3,715,495	4,447,914	2,937,178	2,255,899

Cash and cash equivalents, end of period	$1,822,874	$2,999,380	$1,822,874	$2,999,380

The accompanying notes are an integral part of the unaudited condensed financial statements.

MAGIC COMMUNICATIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2007

	Common Stock		Additional		Total
	Common		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2006	25,400,160	$2,540	$7,574	$7,495,048	$7,505,162

Net income	—	—	—	622,428	622,428

Distributions to shareholders	—	—	—	(438,050)	(438,050)

Balances at March 31, 2007	25,400,160	$2,540	$7,574	$7,679,426	$7,689,540

Net income	—	—	—	(567,452)	(567,452)

Distributions to shareholders	—	—	—	(2,556,718)	(2,556,718)

Issuance of restricted shares for consulting services	5,325,840	533	851,601	—	852,134

Issuance of restricted shares to employees of PTNV	101,600	10	16,246	—	16,256

Magic Communications, Inc. reclassification upon merger on April 12, 2007	3,424,600	341	4,066	—	4,407

Reclassification of PTNV retained earnings at the time of S Corporation revocation in April 2007	—	—	4,254,317	(4,254,317)	—

Balances at June 30, 2007	34,424,160	$3,424	$5,133,804	$300,938	$5,438,167

The accompanying notes are an integral part of the unaudited condensed financial statements.

MAGIC COMMUNICATIONS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007
NOTE 1: ORGANIZATION AND NATURE OF BUSINESS
Company Overview
     Magic Communications, Inc. (“Magic”) was originally formed as a New York corporation on January 16, 1997 and reincorporated as a Delaware corporation in November 2002 for the purpose of offering Internet kiosks where the public could access the Internet for a fee. Magic did not develop that business, and, from June 1997 until April 2007 Magic engaged in the business of contracting with various locations such as malls, gas stations, stores and office buildings to install pay phones that were an alternative to those provided by the primary local service provider (Verizon). As discussed below, immediately following the completion of the Merger (as defined below), Magic sold substantially all of its assets relating to this business to Illusions, LLC, a Florida limited liability company controlled by Stephen Rogers, Magic’s President and Chief Executive Officer immediately prior to the consummation of the Merger and a director prior to the Merger. Illusions also assumed most of Magic’s liabilities in connection with the sale of those assets. Magic is no longer engaged in the business of installing or operating pay telephones.
Merger Agreement with Post Tension of Nevada
     On July 15, 2005, the Securities and Exchange Commission adopted final rules amending the use of Form S-8 and Form 8-K for shell companies like us. The amendments expand the definition of a shell company to mean a company, other than an asset-backed issuer, with no or nominal operations/assets or assets consisting of cash and cash equivalents and no or nominal other assets, the amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.
     On December 28, 2006, Magic entered into a Memorandum of Understanding with Post Tension of Nevada, a Nevada corporation (“PTNV”), which became firm, and was announced in a Current Report on Form 8-K, filed with the SEC on February 20, 2007. On April 12, 2007, a Current Report on Form 8-K filed with the SEC reported the completion of the definitive Agreement and Plan of Merger (the “Merger Agreement”) with PTNV and PTNV Acquisition Corp, a Florida corporation and a wholly-owned subsidiary of Magic (“Acquisition Corp.”). The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Corp. would merge with and into PTNV (the “Merger”). As a result of the Merger, PTNV became a wholly-owned subsidiary of Magic. Each outstanding share of PTNV common stock was converted into the right to receive 10,160.064 shares of the Company’s common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement at closing, the Company issued, and the PTNV stockholders received, in a tax-free exchange, shares of Company common stock such that PTNV stockholders now own approximately 90% of the issued and outstanding shares of the Company.
     As a result of the Merger, as the acquired entity’s shareholders exercise control over Magic, the transaction is deemed to be a capital transaction whereby Magic is treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded as a result of the Merger. Accordingly, the Company did not recognize goodwill or any other intangible assets in connection with the transaction. PTNV is treated as the acquirer for accounting purposes. Therefore, the historic financial statements prior to merger are those of PTNV and post merger, the financial statements represent the consolidated financial position and operating results of Magic Communications, Inc. and its wholly-owned subsidiary, Post Tension of Nevada. All references to shares and per share amounts in the accompanying financial statements have been restated to reflect the aforementioned share exchange.
     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards “SFAS” No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination that we may enter into in the future.
     On April 23, 2007, Magic filed a Schedule 14F-1 and as amended by a Schedule 14F-1/A filed on June 6, 2007 regarding a change in the majority of directors to comply with Rule 14f-1. The description of the transactions contemplated by the Exchange Agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text of the exhibit in a Form 8-K filed on June 28, 2007 and incorporated by this reference.
     The Company now operates its business through PTNV, a Henderson, Nevada based company. We provide post-tension components and systems that reinforce concrete construction for the residential and commercial markets of the western United States. PTNV is 20 years old, and we believe that PTNV is one of the largest domestically owned post tension companies. PTNV provides both full service and freight-on-board components. The full-service business accounts for 90% of PTNV’s revenues, and the margins for the full-service residential SOG market are typically higher than for product sales. Before concrete slab (slab-on-ground (SOG)) foundations are poured, PTNV installs the post-tension system. After the foundation is poured, with the system in place, when the proper pressure is achieved, the post-tension cables are then tensioned to thirty-three thousand pounds each tendon. This creates a stronger base that eliminates unwanted expansion movement and settling that can otherwise damage interior and exterior walls. PTNV designs disburse the load throughout the slab, not only on perimeter or load-bearing walls. In 2006, PTNV installed approximately fifty-one million square feet of post tension foundations, utilizing approximately 50 million linear feet of post-tensioning cable. PTNV serves it customers from its 4 offices—Las Vegas, Nevada (corporate headquarters), Phoenix Arizona, Tucson Arizona, and Denver Colorado.
Product and Service
     According to the Post-Tensioning Institute, “Post-Tensioning is a method of reinforcing concrete, masonry, and other structural elements. Post-Tensioning is a method of prestressing. Prestressed concrete or masonry has internal stresses (forces) induced into it during the construction phase for the purpose of counteracting the anticipated external loads that it will encounter during its lifecycle.” There are two methods of prestressing. One is called pre-tensioning. This method consists of stressing the reinforcing inside of large steel buttresses, and then casting the concrete around the reinforcing. This method can only be done at a precast manufacturing facility and requires the completed prestressed concrete members to be trucked out to the job site and then assembled. The other method of prestressing is called post-tensioning. Instead of stressing the reinforcing inside of large steel buttresses at a manufacturing plant, the reinforcing is simply installed on the job site after the contractor forms up the slabs or constructs the walls. The reinforcing steel is housed in sheathing or duct that prevents the steel from bonding to the concrete so that it can be stressed after the concrete cures (hardens). Using the post-tensioning method of prestressing enables a builder to get all the advantages of prestressed concrete while still enabling the freedom to construct the member (slab, wall, column, etc,) on the job site.”
     Today, a post-tension slab costs no more than a rebar slab (a slab with reinforcing steel built into it at a manufacturing plant) and in some instances, even less. Post tension inhibits unwanted expansion movement and settling that can damage interior and exterior walls. Post tension designs disburse the load throughout the slab, not only on perimeter or load-bearing walls, and, for more than 30 years, post tension construction has demonstrated excellent performance, especially in poor soil, which is common in most regions of the country.
     We purchase raw cable, anchors, rebar, wedges, stressing equipment and parts, splice chucks, end protectors, dead-end spacers and pocket formers from a small number of high quality suppliers and enjoy excellent relationships with our suppliers. We depend on our suppliers for all of our raw materials. Like other users of steel products, we have experienced increases of the cost of our materials over recent years. We have been able to manage these cost increases and maintain our margins by effective management but remain susceptible to further vagaries in the price of these raw materials. The company is also affected by the market of our main customer, subcontractors to the housing and commercial builders.
     Currently PTNV has 110 employees. We do not outsource our labor; however, we have used on occasion temporary services to hire office personnel. None of our employees are represented by a union, and we believe relationships with our employees are good.
Markets and Marketing
     We are a well known and respected company with high saturation throughout the western United States. Within the residential housing markets of Las Vegas, Nevada and Phoenix, Arizona, we have a 70% market share and an 80% market share in Denver, Colorado and Tucson, Arizona. In 1994, we became the first company to provide post tension services in Arizona. We currently operate in several high growth markets with new construction. Residential construction accounts for the majority of our slab-on-ground revenues, while commercial construction is much smaller at this time. We intend to expand our workforce in 2007 by hiring additional salespeople and draft engineers. Starting in Las Vegas, we will attempt to generate sales in the high rise market, which is expected to see $10 billion of new construction on the Las Vegas Strip in the next five years. We can provide no assurance, however, that we will be successful in obtaining a significant, or any, market share in the commercial construction market.
     In addition to the SOG post-tensioning products and services described above, we also provide materials to our customers on a freight-on-board (“FOB”) basis—the buyer assumes the responsibility for the shipment and shipping charges of the materials purchased from us. Today, we offer this service to clients in Utah and California. Our plans are to attempt to expand the reach of our FOB business, although we cannot provide any assurance that we will be able to increase this segment of our business in accordance with our plans, if at all. It is our intention to expand our presence in this market segment by expanding our workforce and marketing to this customer base as well as acquisition of other companies with an existing presence in this market. At this time, we have no definitive plans to acquire any other businesses, and we cannot provide assurances that we will be able to acquire businesses in this area on terms that are favorable to us.
     We have a reputation for providing superior services to our clients. Some clients have been depending on us for 20 years, though there are no long term contracts with them. However, the company is currently negotiating with one of the largest home builders in the United States to make us the exclusive provider of post tension services to all concrete contractors used by the builder, in the states of Nevada, Arizona and Colorado. We cannot provide any assurances that we will be able to successfully negotiate this arrangement or that, if we are able to negotiate such an arrangement, the arrangement will be on terms that we prefer. The company has 99 customers. Most of them are contractors, concrete suppliers and other subcontractors to the construction industry. The top 10 customers each accounted for between just over $5.3 million and just under $5.4 million in our revenues for the six months ended June 30, 2007.

Competition
     Our competition in supplying full-service post tension technology and FOB service to the target markets consists primarily of other post tension companies located in the United States, some of which are owned by European companies. We believe that we are the largest domestic owned post tension company in the United States. Other smaller domestic companies have no distinct advantage, other than geographic location, over PTNV. The two largest international companies of which we are aware have more completed high rise projects, but we do not believe that will significantly diminish our ability to provide full service to similar projects in the future.
     Of the 25 companies that belong to the Post Tensioning Institute, PTNV is the third largest. Our two main competitors are Suncoast Post Tension, a Keller Company, and DSI (Dywidag-Systems International) both owned by European companies. Regionally, there are a handful of firms that provide similar services. Throughout the entire United States there are approximately 40 companies like us. It is well known throughout the industry that both Suncoast and DSI are able to handle larger high rise projects but struggle in the SOG market because we offer labor as part of the total service and the others offer only materials. When they compete in our markets they have to add the labor to be competitive from a service perspective.
Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Item 310 of Regulation S-K of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of June 30, 2007 and the results of operations and cash flows for the three months and six months ended June 30, 2007 and 2006 not misleading. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements contained in Form 8-K/A filed on June 28, 2007
     Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
     Revenue and Cost Recognition—Revenues from fixed-price construction contracts are recorded using the completed contract method whereby revenues are earned when the contract is substantially completed. Contracts are considered substantially completed when the concrete slab has been poured. Revenue from sales of materials only is recorded upon shipment of the materials. Contract costs include all direct material and labor as well as those indirect costs related to contract performance such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general, and administrative costs are charged to expense as incurred.
     Cash, Cash Equivalents and Concentration of Credit Risk—The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash. The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of June 30, 2007, the Company had cash balances of $1,822,874, which is in excess of the federally insured limit of $100,000. The Company has substantial cash balances which are invested in a money market account with a bank.
     Fair Value of Financial Instruments—The carrying amounts reported in the balance sheet for accounts payable, accrued expenses, and due to related parties approximate fair value based on the short-term maturity of these instruments.
     Accounts receivable, trade—Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The Company follows the practice of filing statutory “mechanics” liens on construction projects where collection problems are anticipated. The liens serve, as collateral for those accounts receivable.
     Material and Supplies Inventory—Inventory consists of finished goods and is stated at the lower of cost or market using the first-in first-out method.
     Equipment and Leasehold Improvements—Equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from 5 to 7 years. Leasehold improvements are amortized over the lesser of the estimated life of the asset or the lease term. The lease term for buildings leased from shareholders is considered to be the economic life of the building. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized. Upon retirement or other disposition of equipment, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in earnings.
     Equipment Under Capital Leases—Capital leases, which transfer substantially the entire benefits and risks incident to the ownership of the property to the Company, are accounted for as the acquisition of an asset and the incurrence of an obligation. Under this method of accounting, the cost of the leased asset is amortized principally using the straight-line method over its estimated useful life, the obligation including interest thereon, is liquidated over the life of the lease. Depreciation expense on equipment under a capital lease is included with that of owned equipment.
     Advertising Costs—Advertising costs are expensed as incurred.
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
     Comprehensive Income—SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. The Company has not identified any sources of comprehensive income for the periods presented.
     Related Parties—For the purposes of these financial statements, parties are considered to be related if one party has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.
     Basic and Diluted Earnings/ (Loss) Per Share— Net earnings and loss per share is computed in accordance with Statement of Financial Standards No. 128, Earnings Per Share (‘‘SFAS No. 128’’). SFAS No. 128 requires the presentation of both basic and diluted earnings per share. Basic net earnings and loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur through the potential effect of common shares issuable upon the exercise of stock options, warrants and convertible securities. The calculation assumes: (i) the exercise of stock options and warrants based on the treasury stock method; and (ii) the conversion of convertible preferred stock only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations.
Note 3: RECENT ACCOUNTING PRONOUNCEMENTS
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company’s financial statements or results of operations.
     In September 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 requires that two or more legally separate exchange transactions with the same counterparty be combined and considered a single arrangement for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, when the transactions are entered into in contemplation of one another. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, in interim or annual periods beginning after March 15, 2006. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial position or results of operations.
     In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows.
     In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). This interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting for income taxes in interim periods, as well as the required disclosures and transition. This interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows. There were no unrecognized tax benefits as of January 1, 2007.
     In September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provision of SAB 108 is effective for the Company for fiscal year ending December 31, 2006. The Company is currently evaluating the impact of SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flows nor results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (Statement 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. We are currently evaluating the potential impact of Statement 157 on our financial statements. We do not expect the impact will be material.
     In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. We are currently evaluating the potential impact of FSP EITF 00-19-2 on our financial statements. We do not expect the impact will be material.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115 (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of Statement 159 on our financial statements. We do not expect the impact will be material.
     PTNV was formed as an S Corporation and terminated its Sub S tax status and elected to operate as a C corporation in tandem with the completion of the Merger Agreement. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Consequently, the Company did not record any cumulative effect adjustment related to the adoption of FIN 48. The Company does not expect its tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Note 4: ACCOUNTS RECEIVABLE
     Accounts receivable are summarized as follows:

	June 30,	December 31,
	2007	2006
Accounts receivable	$2,793,859	$2,176,908
Allowance for doubtful accounts	(291,100)	(291,100)

Net amount	$2,502,759	$1,885,808

     The Company’s top ten customers comprised 61% of sales during the three and six month period ending June 30, 2007. The top ten customers comprised 64% of sales during the twelve months ended December 31, 2006.
Note 5: PROPERTY AND EQUIPMENT, NET
     As of June 30, 2007 and December 31, 2006, the Company’s property and equipment, net is comprised of:

	June 30,	December 31,
	2007	2006
Machinery and equipment	$916,461	$916,461
Transportation equipment	613,662	575,220
Furniture, fixtures and office equipment	122,060	117,496
Leasehold improvements	564,720	563,280

	2,216,903	2,172,457

Less: Accumulated depreciation	(1,152,723)	(1,107,309)

Total net fixed assets	$1,064,180	$1,065,148

     Depreciation and amortization related to property and equipment was $25,779 and $17,962 for the three months ended June 30, 2007 and 2006, and $45,414 and $35,925 for the six months ended June 30, 2007 and 2006, respectively.
Note 6: ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30,	December 31,
	2007	2006
Accounts payable	$391,851	$428,560
Payroll tax and workers’ compensation	17,683	—
Sales/Use tax	11,128	—
Other accrued expenses	62,398	70,379

Total accounts payable and accrued expense	$483,060	$498,939

Note 7: RELATED PARTY TRANSACTIONS
     The Company leases substantially all of its office, maintenance and warehouse facilities from Ed Hohman, President, and John Hohman, Chief Operating Officer. Rents were paid or accrued in favor of the shareholders in the amount of $61,360 and $123,400 for the three and six months ended June 30, 2007.

Note 8: SHAREHOLDER LOANS AND LONG TERM DEBT
     At June 30 2007 and December 31, 2006 the Company had loans due to its shareholders aggregating $454,762 and $733,790, respectively. The loans are due on April 15, 2008 and bear interest at 7% per annum. Additionally the Company has notes payable for vehicle purchases aggregating $4,884 and $9,577 at June 30, 2007 and December 31, 2006, respectively. The notes bear interest at rates from 6.5% and 8% per annum and are due in monthly installments aggregating $1,938.
Note 9: STOCKHOLDERS’ EQUITY
     PTNV was incorporated as a Subchapter S corporation. During April 2007 and prior to the consummation of the Merger, the Company became a C corporation. As a result of the Merger, PTNV became a wholly-owned subsidiary of Magic. Each outstanding share of PTNV common stock was converted into the right to receive 10,160.064 shares of Magic’s common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement at closing, Magic issued, and the PTNV stockholders received, in a tax-free exchange, shares of Magic common stock such that PTNV stockholders now own approximately 90% of the issued and outstanding shares of the Company.
     As a result of the Merger, as the acquired entity’s shareholders exercise control over Magic, the transaction is deemed to be a capital transaction whereby Magic is treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except that no goodwill or other intangible assets will be recorded as a result of the Merger. Accordingly, the Company did not recognize goodwill or any other intangible assets in connection with the transaction. The Merger was accounted for as a reverse merger transaction and PTNV was deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of PTNV. Subsequent to the Merger, the consolidated financial statements include the assets and liabilities of PTNV and Magic Communications, Inc. and the historical operations of PTNV and the operations of Magic Communications, Inc. from the closing date of the Merger.
     PTNV issued 526 shares of common stock to consultants and advisors prior to the consummation of the Merger. The shares were exchanged for 5,327,840 shares of common stock of Magic Communications, Inc. upon the consummation of the Merger. PTNV issued 10 shares of common stock to employees prior to the consummation of the Merger that were converted into 101,600 shares of Magic Communications, Inc. upon the consummation of the Merger agreement. The 5,327,840 shares of common stock and 101,600 shares of common stock were valued at $0.16 per share
     PTNV reclassified $4,254,317 from Retained earnings to Additional paid in capital when PTNV terminated is Subchapter S election in April 2007. PTNV prior to the consummation of the Merger made distributions to shareholders in the amount of $438,050 during the three months ended March 31, 2007 and $2,556,718 during the three months ended June 30, 2007. The distributions to shareholders were recorded as a reduction to Retained earnings.
     All references to shares and per share amounts in the accompanying financial statements have been restated to reflect the aforementioned share exchange. All retained earnings of PTNV were reclassified to Additional Paid in Capital on the date of the termination of its Subchapter S election in April 2007.
Note 10: INCOME TAXES
     Under Sections 382 and 269 (the “shell corporation” rule) of the Code following an “ownership change,” special limitations (“Section 382 Limitations”) apply to the use by a corporation of its net operating loss, or NOL, carryforwards arising before the ownership change and various other carryforwards of tax attributes (referred to collectively as the “Applicable Tax Attributes”). The Company had NOL carryforwards due to historical losses of the public shell of approximately $364,393 at December 31, 2006 and $257,969 at June 30, 2007. These NOL carryforwards will expire through calendar year 2026 if not utilized and are subject to review and possible adjustment by the IRS. As a result of the Merger, the Company experienced an ownership change, and Section 382 Limitation will apply to the Applicable Tax Attributes of the Company.
     The Company did not record a provision for income taxes for the three months ended March 31, 2007, as PTNV was a Subchapter S corporation until April 2007. All retained earnings of PTNV were reclassified to Additional paid in capital on the Subchapter S election termination by PTNV. The Company had taxable income of $454,019 post merger and post termination of the Subchapter S election by PTNV. The Company recorded a $155,080 accrual for Federal Income taxes during the three months ended June 30, 2007.
     The Company has adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax positions through January 1, 2008. The Company’s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.
Note 11: NET INCOME PER SHARE
     Net (loss) income per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires presentation of basic and diluted net (loss) income per share. Basic net (loss) income per share excludes dilution, and is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. During the three and six months ended June 30, 2007 and for all prior periods, diluted net income per share is computed in the same manner as basic net income per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method), and (2) the effect of unvested shares of common stock outstanding. Anti-dilutive instruments are not considered in this calculation.
     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
NUMERATOR:
Income available to common shareholders	$(567,452)	$1,791,971	$54,976	$4,420,916
Numerator for net income per common share – diluted	$(567,452)	$1,791,971	$54,976	$4,420,916
DENOMINATOR:
Weighted average common shares	33,172,855	25,400,160	29,307,979	25,400,160
Effect of dilutive securities:
Options	—	—	—	—
Restricted shares	—	—	—	—

Denominator for net income per common share—diluted	33,172,855	25,400,160	29,307,979	25,400,160
Net income per common share:
Net income—Basic	$(567,452)	$1,791,971	$54,976	$4,420,916

Net income—Diluted	$(567,452)	$1,791,971	$54,976	$4,420,916

Note 12: SUPPLEMENTAL FINANCIAL INFORMATION
     A summary of additions and deductions related to the allowance for doubtful accounts for the year ended December 31, 2006 and the three and six months ended June 30, 2007 is as follows:

	Balance at			Balance at
	Beginning			End of
	of Period	Additions	Deductions	Period
Year ended December 31, 2006	$291,100	$—	$—	$291,100
Three Months ended March 31, 2007	$291,100	—	—	$291,100
Three Months ended June 30, 2007	$291,100	—	—	$291,000
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Merger Agreement with Post Tension of Nevada
     On July 15, 2005, the Securities and Exchange Commission adopted final rules amending the use of Form S-8 and Form 8-K for shell companies like us. The amendments expand the definition of a shell company to mean a company, other than an asset-backed issuer, with no or nominal operations/assets or assets consisting of cash and cash equivalents and no or nominal other assets, the amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.
     On December 28, 2006, Magic entered into a Memorandum of Understanding with PTNV, which became firm, and was announced in a Current Report on Form 8-K, filed with the SEC on February 20, 2007. On April 12, 2007, a Current Report on Form 8-K filed with the SEC reported the completion of the definitive Agreement and Plan of Merger (the “Merger Agreement”) with PTNV and PTNV Acquisition Corp, a Florida corporation and a wholly-owned subsidiary of Magic (“Acquisition Corp.”). The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Corp. would merge with and into PTNV (the “Merger”). As a result of the Merger, PTNV became a wholly-owned subsidiary of Magic. Each outstanding share of PTNV common stock was converted into the right to receive 10,160.064 shares of the Company’s common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement at closing, the Company issued, and the PTNV stockholders received, in a tax-free exchange, shares of Company common stock such that PTNV stockholders now own approximately 90% of the issued and outstanding shares of the Company.
     These transactions were accounted for as a recapitalization, whereby PTNV was treated as the acquirer for accounting purposes. Therefore, the historic financial statements prior to merger are those of PTNV and post merger, the financial statements represent the consolidated financial position and operating results of Magic Communications, Inc and its wholly-owned subsidiary, Post Tension of Nevada. As a result of the business combination, if the acquired entity’s shareholders will exercise control over us, the transaction is deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. The Company did not recognize goodwill or any other intangible assets in connection with the transaction.

SELECTED HISTORICAL FINANCIAL DATA FOR POST TENSION OF NEVADA
     You should read the selected historical financial data of PTNV below in conjunction the amended Current Report on Form 8-K filed with the SEC on June 28, 2007. As stated previously, the Merger was accounted for as a recapitalization, whereby PTNV was treated as the acquirer for accounting purposes. Therefore, the historic financial statements prior to merger are those of PTNV and post merger, the financial statements represent the consolidated financial position and operating results of Magic Communications, Inc and its wholly-owned subsidiary, Post Tension of Nevada. The information below is being presented to give the financial reader a historical financial performance of PTNV, since PTNV is currently the sole operating entity of the Company. The selected consolidated historical financial data may not be indicative of future performance.

	2006	2005	2004	2003
Operating Data:
Sales	$30,222,079	$39,080,007	$32,957,035	$22,487,153

Cost of Sales	19,969,739	27,767,247	23,968,096	16,375,764

Gross Margin	10,252,340	11,312,760	8,988,939	6,111,389

Other costs and expenses:
Selling, general and administrative	4,460,243	4,928,149	3,433,581	3,673,652

Income from operations	5,792,097	6,384,611	5,555,358	2,437,652

Other income and (expense):
Other income (expense), net	167,830	72,775	113,239	17,667
Interest income (expense), net	(71,759)	(89,900)	(156,749)	(1,600)

Net income before income tax	5,888,168	6,367,486	5,511,848	2,453,719

Provision for income taxes	—	—	—	—

Net income	5,888,168	6,367,626	5,511,848	2,453,719

Net income per share:
Basic	$0.23	$0.25	$0.20	$0.10

Diluted	$0.23	$0.25	$0.20	$0.10

Distributions per share	$0.26	$0.25	$0.14	$10.10

Weighted average common shares outstanding:
Basic	25,400,160	25,400,160	25,400,160	25,400,160

Diluted	25,400,160	25,400,160	25,400,160	25,400,160

Other Data:
Cash flow provided by (used in):
Operating activities	$7,743,292	$6,297,773	$3,682,968	$1,120,647
Investing activities	132,483	(589,804)	(399,109)	(63,855)
Financing activities	(6,614,000)	(5,129,254)	(1,774,714)	(932,612)
Capital expenditures	(132,483)	589,804	399,109	63,855
Current tax expense	—	—	—	—

	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$2,937,178	$2,255,889	$1,677,183	$168,038
Working capital	6,539,390	6,845,594	5,415,506	3,996,375
Total assets	8,837,267	9,850,168	8,249,359	5,269,919
Long-term debt and other liabilities (including current portion)	9,577	28,125	54,455	163,285
Shareholders’ equity	7,594,962	7,977,579	6,087,359	4,232,188

Three Months Ended June 30, 2007 as compared to Three Months Ended June 30, 2006
Results of Operations
     The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of our net sales:

	Three Months Ended June 30,
	2007	%	2006	%
Net sales	$4,881,033	100.0%	$9,304,034	100.0%
Cost of sales	3,337,458	68.4%	6,414,173	68.9%

Gross profit	1,543,575	31.6%	2,889,861	31.1%
Operating Expenses
Selling, general and administrative	1,056,301	21.6%	1,134,366	12.2%

Total operating expenses	1,056,301	21.6%	1,134,366	12.2%

Income from operations	487,274	10.0%	1,755,495	18.9%
Other income (expense)
Interest income (expense), net	17,910	0.4%	46,518	0.5%
Other income (expense), net	11,733	0.2%	(10,041)	(0.1)%
Merger related expenses and costs	(929,289)	(19.0)%	—	—%

Total other income (expense)	(899,646)	(18.4)%	36,477	0.4%

Income before provision for income taxes	(412,372)	(8.4)%	1,791,971	19.3%
Provision for income taxes	155,080	3.2%	—	—%

Net income	$(567,452)	(11.6)%	$1,791,971	19.3%

Net sales
     Net sales totaled $4,881,033 for the three months ended June 30 31, 2007, as compared to $9,304,034 for the same period in 2006, or a decrease of 48%. Home Builders Research reported that new home sales through May are down 43.8 percent in Las Vegas and permit activity is down 34.4 percent from a year ago. The year to date 2007 metro Phoenix housing market continues at a pace 23% below that of last year. Our revenue is derived from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona has resulted in reduced sales level and gross margin.
Cost of sales
     Cost of sales, including all installation expenses, during the three months ended June 30, 2007 was 68.4% of net sales, as compared to 68.9% in 2006. In spite of the significant downturn in the Phoenix and Las Vegas residential housing construction market, we have been able to keep our gross margin percentage at historical levels. We are anticipating competition to increase and downward pressure on our gross margin during the next year as current and potential competitors seek new revenue streams.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the quarter ended June 30, 2007 were $1,056,301 or 21.6% of net sales as compared to $1,134,366 or 12.2% of net sales during the same period of the prior year. Selling, general and administrative expenses decreased by $78,065 for the three month period ending June 30, 2007 versus the same three month period ending June 30, 2006. We continue to hold our Selling, general and administrative expenses at historical levels, but expect these expenses to increase in the future as we hire additional sales and marketing personnel, hire a full time Chief Financial Officer and seek out possible acquisition targets. Effective August 6, 2006, we appointed a full-time Chief Financial Officer, as reported in a Current Report on Form 8-K filed with the SEC on August 9, 2007.

Acquisition related expenses and costs
     PTNV issued 526 shares of common stock to consultants and advisors prior to the consummation of the Merger. The shares were exchanged for 5,327,840 shares of common stock of Magic Communications, Inc. upon the consummation of the Merger. PTNV issued 10 shares of common stock to employees prior to the consummation of the Merger that were converted into 101,600 shares of Magic Communications, Inc. upon the consummation of the Merger agreement. The 5,327,840 shares of common stock and 101,600 shares of common stock were valued at $0.16 per share. The Company incurred legal, accounting and other professional services of $77,155 during the three month period ending June 30, 2007 as a result of being a public company and consummating the Merger.
Provision for income taxes
     The Company did not record a provision for income taxes for the three months ended March 31, 2007, as PTNV was a Subchapter S corporation until April 2007. All retained earnings of PTNV were reclassified to Additional paid in capital on the Subchapter S election termination. The Company had taxable income of $456,018 post merger and post termination of the Subchapter S election by PTNV. The Company recorded a $155,080 accrual for Federal Income taxes during the three months ended June 30, 2007.
Six Months Ended June 30, 2007 as compared to Six Months Ended June 30, 2006
Results of Operations
     The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of our net sales:

	Six Months Ended June 30,
	2007	%	2006	%
Net sales	$8,611,042	100.0%	$19,999,570	100.0%
Cost of sales	6,114,943	71.0%	13,398,807	67.0%

Gross profit	2,496,099	29.0%	6,600,763	33.0%
Operating Expenses
Selling, general and administrative	2,141,664	24.9%	2,265,740	11.3%

Total operating expenses	2,141,664	24.9%	2,265,740	11.3%

Income from operations	354,435	4.1%	4,335,023	21.7%
Other income (expense)
Interest income (expense), net	48,544	0.6%	63,649	0.1%
Other income (expense), net	736,365	8.6%	22,243	0.3%
Merger related expenses and costs	(929,646)	(10.8)%	—	—%

Total other income (expense)	(144,379)	(1.7)%	85,893	0.4%

Income before provision for income taxes	210,056	2.4%	4,420,916	22.1%
Provision for income taxes	155,080	1.8%	—	—%

Net income	$54,976	.6%	$4,420,916	22.1%

Net sales
     Net sales totaled $8,611,042 for the six months ended June 30 31, 2007, as compared to $19,999,570 for the same period in 2006, or a decrease of 57%. Home Builders Research reported that new home sales through May are down 43.8 percent in Las Vegas and permit activity is down 34.4 percent from a year ago. The year to date 2007 metro Phoenix housing market continues at a pace 23% below that of last year. Our revenue is derived from new construction of residential housing and is related to new home sales and permits for new residential construction. Our revenue is derived from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona has resulted in reduced sales level and gross margin.
Cost of sales
     Cost of sales, including all installation expenses, during the six months ended June 30, 2007 was 71% of net sales, as compared to 67% in 2006, in part due to more significant competitive pressures we experienced during the fist quarter of the current year. During the three months ended June 30, 2007 our cost of sales decreased to 68.4% of revenue. In spite of the significant downturn in the Phoenix and Las Vegas residential housing construction market, we have been able to keep our gross margins at historical levels. We are anticipating competition to increase and downward pressure on our gross margin during the next year as current and potential competitors seek new revenue streams.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the quarter ended June 30, 2007 were 24.9% of net sales as compared to 11.3% of net sales during the same period of the prior year. Selling, general and administrative expenses decreased to approximately $2,141,664 for the six months ended June 30, 2007 compared to approximately $2,265,740 for the six months ended June 30, 2006.
Acquisition related expenses and costs
     PTNV issued 526 shares of common stock to consultants and advisors prior to the consummation of the Merger. The shares were exchanged for 5,327,840 shares of common stock of Magic Communications, Inc. upon the consummation of the Merger. PTNV issued 10 shares of common stock to employees prior to the consummation of the Merger that were converted into 101,600 shares of Magic Communications, Inc. upon the consummation of the Merger agreement. The 5,327,840 shares of common stock and 101,600 shares of common stock were valued at $0.16 per share. The Company incurred legal, accounting and other professional services of $77,155 during the three month period ending June 30, 2007 as a result of being a public company and consummating the Merger.
Other income (expense), net
     The Company’s workman’s compensation insurance company, Employers Insurance Company (“EIC”), went public. The Company was a member of EIC. EIC gave to the Company stock when EIC went public. The Company sold the shares in EIC on March 19, 2007 for net proceeds of $695,334 which resulted in a gain on sale of stock.
Provision for income taxes
     The Company did not record a provision for income taxes for the three months ended March 31, 2007, as PTNV was a Subchapter S corporation until April 2007. All retained earnings of PTNV were reclassified to Additional paid in capital on the Subchapter S election termination by PTNV. The Company had taxable income of $456,018 post merger and post termination of the Subchapter S election by PTNV. The Company recorded a $155,046 accrual for Federal Income taxes during the six months ended June 30, 2007.
Liquidity and Capital Resources
     Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital, borrowings from our revolving line of credit and equity proceeds raised. As of June 30, 2007 we had approximately $1,822,874 in cash on hand.
     Cash flows provided from operating activities were $837,858 and $3,093,791 for the three months ended June 30, 2007 and 2006, respectively and $2,204,225 and $5,740,411 for the six months ended June 30, 2007 and 2006.

     Cash flows (used in) investing activities were ($44,447) and ($21,231), respectively, for the three months ended June 30, 2007 and 2006 and ($44,446) and ($5,992) for the six months ended June 20, 2007. The investing activities were for the purchase of fixed assets.
     Cash flows (used in) financing activities were ($2,686,032) and ($4,521,093), respectively, for the three months ended June 30, 2007 and 2006 and ($3,274,083) and ($4,990,937) for the six months ended June 30, 2007. The financing activities are comprised of distributions to the shareholders of PTNV prior to the merger and repayment of loans due Edward Hohman and John Hohman.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     None.
Item 4. Controls and Procedures.
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
(b) Changes in Internal Control over Financial Reporting.
     During the quarter ended June 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
Item 1. Legal Proceedings.
     We are not aware of any pending or threatened litigation.
Item 1A. Risk Factors.
     Investing in our common stock involves a high degree of risk. Certain of the risks related to an investment in our common stock were disclosed in an amended Current Report on form 8-K, which we filed with the SEC on June 28, 2007. The portion of that amended Current Report under the caption “Risk Factors” is hereby incorporated into this report by this reference. You should carefully consider those risk factors, as well as the following additional risk factors and other information in this report, before deciding whether to invest in shares of our common stock.
     We recently amended our bylaws to make it easier for or majority stockholders, primarily Edward Hohman and John Hohman, to approve corporate actions that require the consent of our stockholders. In addition to those risk factors disclosed in the amended Current Report referred to in the preceding paragraph, on June 28, 2007, we amended our bylaws to make it easier for our majority stockholders to approve corporate actions without the need to call a meeting of all of our stockholders to vote on such corporate actions. The Delaware corporation laws that govern us require that certain corporate actions, such as a merger or sale of the Company, changes to our Certificate of Incorporation, and other actions, be approved by our stockholders prior to those actions becoming effective. Such stockholder approval can be obtained either by holding a stockholder meeting or, if our bylaws permit, by obtaining the written consent to such actions of stockholders owning a sufficient number of shares of stock to approve the actions (typically a majority of the outstanding shares of our stock). Our bylaws previously permitted action to be approved by written consent of our stockholders, but the bylaws required the written consent of all stockholders. We believe that obtaining the written consent of all stockholders to approve corporate action would be impracticable, due the time and cost that would be required. Similarly, holding a meeting of stockholders to approve certain actions would involve additional legal and other expenses to the Corporation. Accordingly, our board of directors amended our bylaws to permit stockholder approval of corporate actions by the written consent of the holders of a majority of our outstanding voting shares, as permitted by Delaware law. On August 3, 2007, our board approved, and the Company’s stockholders owning a majority of the outstanding voting shares approved, an amendment to our Certificate of Incorporation to change our name to “American Post Tension, Inc.” The change will become effective upon compliance with the requirements of SEC rules, including the prior mailing of notification to our stockholders of such action, and the filing requirements of the Delaware Secretary of State.
     The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona and has resulted in significantly reduced sales and gross margin. Our revenue is derived primarily from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The recent downturn in residential construction in Las Vegas, Nevada and Phoenix, Arizona has resulted in a significant reduction in our revenues for the three-month and six-month periods ended June 30, 2007. We cannot predict whether or when residential construction activity will rebound in those markets. Prolonged sluggishness in residential construction, however, can be expected to continue to have a negative impact on our revenues and earnings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     PTNV issued 526 shares of common stock to consultants and advisors prior to the consummation of the Merger. The shares were exchanged for 5,327,840 shares of common stock of Magic Communications, Inc. upon the consummation of the Merger. PTNV issued 10 shares of common stock of PTNV to employees prior to the consummation of the Merger that were converted into 101,600 shares of Magic Communications, Inc. upon the consummation of the Merger agreement. All of the shares issued are restricted securities.
Item 3. Defaults upon Senior Securities.
     There were no defaults upon senior securities during the three and six month period ended June 30, 2007.
Item 4. Submission of Matters to a Vote of Security Holders.
     Information required to be disclosed under this heading is incorporated by reference to the second paragraph under the heading “Item 1A. Risk Factors,” above, and by reference to Item 5.03 in our Current Report on Form 8-K filed with the SEC on August 9, 2007.
Item 5. Other Information.
     Effective August 6, 2007, our board of Directors (the “Board”) appointed Mr. Dean Homayouni, Esq., CPA, 49, as our Chief Financial Officer. Mr. Homayouni replaces Mr. Kelly T. Hickel, who had been our acting Chief Financial Officer. Mr. Hickel remains a member of our Board and an advisor to the Company regarding mergers and acquisition activities.
     Mr. Homayouni is licensed as a Certified Public Accountant and as an attorney in the states of Nevada and California. From October 2005 until joining us, he was the Chief Financial Officer and in-

house legal counsel to Silver State Ethanol, Inc., a corporation organized to a build a 50 million gallon per year ethanol plant to be located in Burley, Idaho. From November 2002 to Present, Mr. Homayouni is a practicing attorney and certified public accountant in Las Vegas, Nevada. Prior to that, from 2000 to 2001, he was the controller for Need2Buy.com, an Internet company selling electronic components utilizing the Internet.
Item 6. Exhibits.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
August 14, 2007

Magic Communications, Inc. (Registrant)
By:	/s/ Edward Hohman
Edward Hohman, Chief Executive Officer

By:	/s/ Kelly Hickel
Acting Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.