Form 10-Q/A
period 2007-06-30
MAGIC COMMUNICATIONS INC
filed 2007-08-14
CIK 1205332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
     This Amendment No. 1 to our Quarterly Report on Form 10-Q amends and corrects certain information contained in our original Quarterly Report, which was filed on August 14, 2007.
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
Note 9: STOCKHOLDERS’ EQUITY
     PTNV was incorporated as a Subchapter S corporation. During April 2007 and prior to the consummation of the Merger, PTNV became a C corporation. As a result of the Merger, PTNV became a wholly-owned subsidiary of Magic. Each outstanding share of PTNV common stock was converted into the right to receive 10,160.064 shares of Magic’s common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement at closing, Magic issued, and the PTNV stockholders received, in a tax-free exchange, shares of Magic common stock such that PTNV stockholders now own approximately 90% of the issued and outstanding shares of the Company.
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
     PTNV issued 526 shares of common stock to consultants and advisors prior to the consummation of the Merger. The shares were exchanged for 5,325,840 shares of common stock of Magic Communications, Inc. upon the consummation of the Merger. PTNV issued 10 shares of common stock to employees prior to the consummation of the Merger that were converted into 101,600 shares of Magic Communications, Inc. upon the consummation of the Merger agreement. The 5,325,840 shares of common stock and 101,600 shares of common stock were valued at $0.16 per share.
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

SELECTED HISTORICAL FINANCIAL DATA FOR POST TENSION OF NEVADA
     You should read the selected historical financial data of PTNV below in conjunction the amended Current Report on Form 8-K filed with the SEC on June 28, 2007. As stated previously, the Merger was accounted for as a recapitalization, whereby PTNV was treated as the acquirer for accounting purposes. Therefore, the historic financial statements prior to merger are those of PTNV and post merger, the financial statements represent the consolidated financial position and operating results of Magic Communications, Inc and its wholly-owned subsidiary, Post Tension of Nevada. The information below is being presented to give the financial reader a historical financial performance of PTNV, since PTNV is currently the sole operating entity of the Company. The selected consolidated historical financial data may not be indicative of future performance. No provision for income taxes was made for fiscal years 2006, 2005, 2004, or 2003, as PTNV was a Subchapter S corporation until April 2007.

	2006	2005	2004	2003
Operating Data:
Sales	$30,222,079	$39,080,007	$32,957,035	$22,487,153

Cost of Sales	19,969,739	27,767,247	23,968,096	16,375,764

Gross Margin	10,252,340	11,312,760	8,988,939	6,111,389

Other costs and expenses:
Selling, general and administrative	4,460,243	4,928,149	3,433,581	3,673,652

Income from operations	5,792,097	6,384,611	5,555,358	2,437,652

Other income and (expense):
Other income (expense), net	167,830	72,775	113,239	17,667
Interest income (expense), net	(71,759)	(89,900)	(156,749)	(1,600)

Net income before income tax	5,888,168	6,367,486	5,511,848	2,453,719

Provision for income taxes	—	—	—	—

Net income	5,888,168	6,367,626	5,511,848	2,453,719

Net income per share:
Basic	$0.23	$0.25	$0.20	$0.10

Diluted	$0.23	$0.25	$0.20	$0.10

Distributions per share	$0.26	$0.25	$0.14	$0.10

Weighted average common shares outstanding:
Basic	25,400,160	25,400,160	25,400,160	25,400,160

Diluted	25,400,160	25,400,160	25,400,160	25,400,160

Other Data:
Cash flow provided by (used in):
Operating activities	$7,743,292	$6,297,773	$3,682,968	$1,120,647
Investing activities	132,483	(589,804)	(399,109)	(63,855)
Financing activities	(6,614,000)	(5,129,254)	(1,774,714)	(932,612)
Capital expenditures	(132,483)	589,804	399,109	63,855
Current tax expense	—	—	—	—

	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$2,937,178	$2,255,889	$1,677,183	$168,038
Working capital	6,539,390	6,845,594	5,415,506	3,996,375
Total assets	8,837,267	9,850,168	8,249,359	5,269,919
Long-term debt and other liabilities (including current portion)	9,577	28,125	54,455	163,285
Shareholders’ equity	7,594,962	7,977,579	6,087,359	4,232,188

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

Acquisition related expenses and costs
     PTNV issued 526 shares of common stock to consultants and advisors prior to the consummation of the Merger. The shares were exchanged for 5,325,840 shares of common stock of Magic Communications, Inc. upon the consummation of the Merger. PTNV issued 10 shares of common stock to employees prior to the consummation of the Merger that were converted into 101,600 shares of Magic Communications, Inc. upon the consummation of the Merger agreement. The 5,325,840 shares of common stock and 101,600 shares of common stock were valued at $0.16 per share. The Company incurred legal, accounting and other professional services of $77,155 during the three month period ending June 30, 2007 as a result of being a public company and consummating the Merger.
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
Acquisition related expenses and costs
     PTNV issued 526 shares of common stock to consultants and advisors prior to the consummation of the Merger. The shares were exchanged for 5,325,840 shares of common stock of Magic Communications, Inc. upon the consummation of the Merger. PTNV issued 10 shares of common stock to employees prior to the consummation of the Merger that were converted into 101,600 shares of Magic Communications, Inc. upon the consummation of the Merger agreement. The 5,325,840 shares of common stock and 101,600 shares of common stock were valued at $0.16 per share. The Company incurred legal, accounting and other professional services of $77,155 during the three month period ending June 30, 2007 as a result of being a public company and consummating the Merger.
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