Form 10-Q
period 2007-09-30
AMERICAN POST TENSION, INC.
filed 2007-11-14
CIK 1205332

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                                          TO
Commission file number: 0-50090
AMERICAN POST TENSION, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3926203 (IRS Employer Identification No.)

1179 Center Point Drive, Henderson, NV (Address of principal executive offices)	89074 (Zip Code)
(702) 565-7866
(Registrant’s Telephone Number, Including Area Code)
MAGIC COMMUNICATIONS, INC.

(Former name, former address and former fiscal year, if
changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☑
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☑ No
As of November 13, 2007, the registrant had 34,291,600 shares of Common Stock ($0.0001 par value) outstanding.

FORWARD-LOOKING INFORMATION
     To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter and the nine months ended September 30, 2007 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events or statements regarding the intent, belief or current expectations of American Post Tension, Inc. and its subsidiary (collectively the “Company”), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the pace of residential construction in our geographic markets, changes in mortgage interest rates, prices and availability of raw materials and supplies, our ability to locate, acquire, pay for, and integrate other businesses that complement ours, our ability to expand our business into the commercial construction field, our ability to attract and retain qualified personnel if and as our business grows, and risks associated with our stock being classified as a “penny stock.” We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise, except as required by law.

PART I FINANCIAL INFORMATION
ITEM 1.
UNAUDITED CONDENSED FINANCIAL STATEMENTS
AMERICAN POST TENSION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2007

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,076,606	$2,937,178
Accounts receivable, net of allowance for doubtful accounts of $240,275 at September 30, 2007 and $191,100 at December 31, 2006	2,258,228	1,885,808
Inventory	1,267,398	2,752,337
Prepaid expenses	17,218	116,697

Total current assets	5,619,450	7,692,020

Property and equipment, net of accumulated depreciation of $1,198,548 at September 30, 2007 and $1,107,309 at December 31, 2006	1,034,546	1,065,148

Total assets	$6,653,996	$8,757,168

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$723,031	$498,939
Accrued interest	9,700	9,700
Income taxes payable	146,553	—
Current portion of long-term debt	1,311	9,577
Shareholder loans — current portion	321,100	530,106

Total current liabilities	1,201,695	1,048,322

Long-term liabilities:
Shareholder loans	—	203,684

Total liabilities	1,201,695	1,252,006

Shareholders’ equity:
Preferred stock, $.0001 par value — authorized, 1,000,000 shares at September 30, 2007 and December 31, 2006; no shares issued or outstanding at September 30, 2007 and December 31, 2006
Common stock, $.0001 par value — authorized, 50,000,000 shares at September 30, 2007 and December 31, 2006; issued, 34,291,600 and 25,400,160 shares at September 30, 2007 and December 31, 2006, respectively	3,429	2,540
Additional paid-in capital	5,163,799	7,574
Retained Earnings	285,072	7,495,048

Total shareholders’ equity	5,452,301	7,505,162
Total liabilities and shareholders’ equity	$6,653,996	$8,757,168

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAN POST TENSION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2007

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales	$4,166,195	$6,351,282	$12,777,236	$26,350,852

Cost of sales	2,980,306	4,135,396	9,235,323	17,752,520

Gross margin	1,185,889	2,215,886	3,541,913	8,598,332

Other costs and expenses
Selling, general and administrative	1,282,564	947,401	3,261,616	2,987,761

Income (loss) from operations	(96,675)	1,268,485	280,297	5,610,571

Other income and (expense)
Merger related expenses and costs	—	—	(929,289)	—
Other income (expense), net	56,853	(33)	793,219	22,210
Interest income, net	15,429	42,046	63,973	105,695

	72,282	42,013	(72,097)	127,905

Net income before income tax	$(24,393)	$1,310,498	$208,200	$5,738,476

Provision for income taxes	(8,527)	—	169,090	29,426

Net income	(15,866)	1,310,498	39,110	5,709,050

Net income per share — basic	$(0.00)	$0.05	$0.00	$0.22

Net income per share — diluted	$(0.00)	$0.05	$0.00	$0.22

Distributions per share	$0.00	$0.04	$0.10	$0.22

Weighted average common shares outstanding:
Basic	34,275,296	25,400,160	30,981,946	25,400,160

Diluted	34,275,296	25,400,160	30,981,946	25,400,160

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAN POST TENSION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three and Nine Months Ended September 30, 2007

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Income	$(15,866)	$1,310,498	$39,110	$5,709,050

Adjustment to reconcile net income to net cash provided (used in) by operating activities:
Depreciation	93,719	29,144	139,132	87,433
Shares issued as part of merger in lieu of cash	—	—	852,134	—
Shares issued to employees and BOD members	30,000	—	46,256	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	244,531	936,341	(372,420)	2,032,363
Inventory	(154,603)	(675,983)	1,484,939	(839,136)
Prepaid expenses and other assets	25,826	15,650	99,479	53,719
Increase (decrease) in
Accounts payable and accrued expenses	239,971	69,416	224,092	382,048
Accrued income taxes payable	(8,527)	—	146,553	—

Total adjustments	470,917	374,566	2,620,165	1,716,427

Net cash provided (used in) operating activities	455,051	1,685,066	2,659,275	7,425,477

Cash flows from investing activities:
Distribution of property and equipment to shareholders in lieu of cash compensation	21,882	—	21,882	—
Net proceeds from the sale/retirement of property and equipment	(1,601)	—	(16,220)	(33,546)
Acquisition (sale) of property and equipment	(84,366)	(9,220)	(130,723)	(15,212)

Net cash provided (used) in investing activities	(64,084)	(9,220)	(125,060)	(48,758)

Cash from financing activities:
Shareholder distributions	—	(1,103,999)	(2,994,769)	(5,680,796)
Issuance of shares for public shell net assets	—	—	4,407	—
Decrease in line of credit	—	(989,925)	—	1,359,400)
Increase (repayment) of loans payable	(3,573)	(17,005)	8,266	(28,125)
Proceeds from shareholder loans	—	904,166	—	904,166
Repayment of shareholder loans	(133,662)	—	(412,690)	—
Net cash provided by financing activities	(137,235)	(1,206,763)	(3,394,786)	(6,164,155)

Net increase (decrease) in cash and cash equivalents	253,732	469,083	(860,571)	1,212,564

Cash and cash equivalents, beginning of period	1,822,874	2,999,380	2,937,178	2,255,899

Cash and cash equivalents, end of period	$2,076,606	$3,468,463	$2,076,606	$3,468,463
The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAN POST TENSION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2007

	Common Stock		Additional		Total
	Common		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2006	25,400,160	$2,540	$7,574	$7,495,048	$7,505,162

Net income	—	—	—	622,428	622,428

Distributions to shareholders	—	—	—	(438,050)	(438,050)

Balances at March 31, 2007	25,400,160	$2,540	$7,574	$7,679,426	$7,689,540

Net income (loss)	—	—	—	(567,452)	(567,452)

Distributions to shareholders	—	—	—	(2,556,718)	(2,556,718)

Issuance of restricted shares for consulting services	5,325,840	533	851,601	—	852,134

Issuance of restricted shares to employees of PTNV	101,600	10	16,246	—	16,256

American Post Tension, Inc. reclassification upon merger on April 12, 2007	3,414,600	341	4,066	—	4,407

Reclassification of PTNV retained earnings at the time of S Corporation revocation in April 2007	—	—	4,254,317	(4,254,317)	—

Balances at June 30, 2007	34,241,600	$3,424	$5,133,804	$300,938	$5,438,167

Net income (loss)				(15,866)	(15,866)

Issuance of restricted shares to BOD members	50,000	5	29,995		30,000

Balances at June 30, 2007	34,291,600	$3,429	$5,163,799	$285,072	$5,452,301

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAN POST TENSION, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
NOTE 1: ORGANIZATION AND NATURE OF BUSINESS
Company Overview
     Magic Communications, Inc. (“Magic”) was originally formed as a New York corporation on January 16, 1997 and reincorporated as a Delaware corporation in November 2002 for the purpose of offering Internet kiosks where the public could access the Internet for a fee. Magic did not develop that business, and, from June 1997 until April 2007 Magic engaged in the business of contracting with various locations such as malls, gas stations, stores and office buildings to install pay phones that were an alternative to those provided by the primary local service provider (Verizon). As discussed below, immediately following the completion of the Merger (as defined below), Magic sold substantially all of its assets relating to this business to Illusions, LLC, a Florida limited liability company controlled by Stephen Rogers, Magic’s President and Chief Executive Officer immediately prior to the consummation of the Merger and a director prior to the Merger. Illusions also assumed most of Magic’s liabilities in connection with the sale of those assets. Magic is no longer engaged in the business of installing or operating pay telephones. Magic Communications, Inc., subsequent to the Merger, changed its name to American Post Tension, Inc. (“APTI”) on September 24, 2007.
Merger Agreement with Post Tension of Nevada
     On July 15, 2005, the Securities and Exchange Commission adopted final rules amending the use of Form S-8 and Form 8-K for shell companies. The amendments expand the definition of a shell company to mean a company, other than an asset-backed issuer, with no or nominal operations/assets or assets consisting of cash and cash equivalents and no or nominal other assets, the amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.
     On December 28, 2006, Magic entered into a Memorandum of Understanding with Post Tension of Nevada, a Nevada corporation (“PTNV”), which became firm, and was announced in a Current Report on Form 8-K, filed with the SEC on February 20, 2007. On April 12, 2007, a Current Report on Form 8-K filed with the SEC reported the completion of the definitive Agreement and Plan of Merger (the “Merger Agreement”) with PTNV and PTNV Acquisition Corp, a Florida corporation and a wholly-owned subsidiary of Magic (“Acquisition Corp.”). The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Corp. would merge with and into PTNV (the “Merger”). As a result of the Merger, PTNV became a wholly-owned subsidiary of Magic. Each outstanding share of PTNV common stock was converted into the right to receive 10,160.064 shares of the Company’s common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement at closing, the Company issued, and the PTNV stockholders received, in a tax-free exchange, shares of Company common stock such that PTNV stockholders now own approximately 90% of the issued and outstanding shares of the Company. Magic Communications, Inc., subsequent to the Merger, changed its name to American Post Tension, Inc. (“APTI”) on September 24, 2007.
     As a result of the Merger, as the acquired entity’s shareholders exercise control over APTI, the transaction is deemed to be a capital transaction whereby APTI is treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded as a result of the Merger. Accordingly, the Company did not recognize goodwill or any other intangible assets in connection with the transaction.

PTNV is treated as the acquirer for accounting purposes. Therefore, the historic financial statements prior to merger are those of PTNV and post merger, the financial statements represent the consolidated financial position and operating results of American Post Tension, Inc. and its wholly-owned subsidiary, Post Tension of Nevada. All references to shares and per share amounts in the accompanying financial statements have been restated to reflect the aforementioned share exchange.
     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards “SFAS” No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after September 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination that we may enter into in the future.
     On April 23, 2007, APTI filed a Schedule 14F-1 and as amended by a Schedule 14F-1/A filed on June 6, 2007 regarding a change in the majority of directors to comply with Rule 14f-1. The description of the transactions contemplated by the Merger Agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text of the exhibit in a Form 8-K filed on June 28, 2007 and incorporated herein by this reference.
     The Company now operates its business through PTNV, a Henderson, Nevada based company. We provide post-tension components and systems that reinforce concrete construction for the residential and commercial markets of the western United States. PTNV is 20 years old, and we believe that PTNV is one of the largest domestically owned post tension companies. PTNV provides both full service and freight-on-board components. The full-service business accounts for 90% of PTNV’s revenues, and the margins for the full-service residential SOG market are typically higher than for product sales. Before concrete slab (slab-on-ground (SOG)) foundations are poured, PTNV installs the post-tension system. After the foundation is poured, with the system in place, when the proper pressure is achieved, the post-tension cables are then tensioned to thirty-three thousand pounds each tendon. This creates a stronger base that eliminates unwanted expansion movement and settling that can otherwise damage interior and exterior walls. PTNV designs disburse the load throughout the slab, not only on perimeter or load-bearing walls. In 2006, PTNV installed approximately fifty-one million square feet of post tension foundations, utilizing approximately 50 million linear feet of post-tensioning cable. PTNV serves it customers from its 4 offices—Las Vegas, Nevada (corporate headquarters), Phoenix, Arizona, Tucson, Arizona, and Denver, Colorado.
Product and Service
     According to the Post-Tensioning Institute, “Post-Tensioning is a method of reinforcing concrete, masonry, and other structural elements. Post-Tensioning is a method of prestressing. Prestressed concrete or masonry has internal stresses (forces) induced into it during the construction phase for the purpose of counteracting the anticipated external loads that it will encounter during its lifecycle.” There are two methods of prestressing. One is called pre-tensioning. This method consists of stressing the reinforcing inside of large steel buttresses, and then casting the concrete around the reinforcing. This method can only be done at a precast manufacturing facility and requires the completed prestressed concrete members to be trucked out to the job site and then assembled. The other method of prestressing is called post-tensioning. Instead of stressing the reinforcing inside of large steel buttresses at a manufacturing plant, the reinforcing is simply installed on the job site after the contractor forms up the slabs or constructs the walls. The reinforcing steel is housed in sheathing or duct that prevents the steel from bonding to the concrete so that it can be stressed after the concrete cures (hardens). Using the post-tensioning method of prestressing enables a builder to get all the advantages of prestressed concrete while still enabling the freedom to construct the member (slab, wall, column, etc,) on the job site.
     Today, a post-tension slab costs no more than a rebar slab (a slab with reinforcing steel built into it at a manufacturing plant) and in some instances, even less. Post tension inhibits unwanted expansion movement and settling that can damage interior and exterior walls. Post tension designs disperse the load throughout the slab, not only on perimeter or load-bearing walls, and, for more than 30 years, post tension construction has demonstrated excellent performance, especially in poor soil, which is common in most regions of the country.
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
     In addition to the SOG post-tensioning products and services described above, we also provide materials to our customers on a freight-on-board (“FOB”) basis—the buyer assumes the responsibility for the shipment and shipping charges of the materials purchased from us. Today, we offer this service to clients in Utah and California Our plans are to attempt to expand the reach of our FOB business, although we cannot provide any assurance that we will be able to increase this segment of our business in accordance with our plans, if at all. It is our intention to expand our presence in this market segment by expanding our workforce and marketing to this customer base as well as acquisition of other companies with an existing presence in this market. At this time, we have no definitive plans to acquire any other businesses, and we cannot provide assurances that we will be able to acquire businesses in this area on terms that are favorable to us.
     We have a reputation for providing superior services to our clients. Some clients have been depending on us for 20 years, though there are no long term contracts with them. However, we are currently negotiating with one of the largest home builders in the United States to make us the exclusive provider of post tension services to all concrete contractors used by the builder, in the states of Nevada, Arizona and Colorado. We cannot provide any assurances that we will be able to successfully negotiate this arrangement or that, if we are able to negotiate such an arrangement, the arrangement will be on terms that we prefer. The company has 99 customers. Most of them are contractors, concrete suppliers and other subcontractors to the construction industry. The top 10 customers accounted for $7.4 million in our revenues for the nine months ended September 30, 2007.

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
Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Item 310 of Regulation S-K of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of September 30, 2007 and the results of operations and cash flows for the three months and nine months ended September 30, 2007 and 2006 not misleading. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements contained in our Current Report on Form 8-K/A filed on June 28, 2007.
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
     Cash, Cash Equivalents and Concentration of Credit Risk—The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash. The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of September 30, 2007, the Company had cash balances of $2,076,606, which is in excess of the federally insured limit of $100,000. The Company has substantial cash balances which are invested in a money market account with a bank.
     Fair Value of Financial Instruments—The carrying amounts reported in the balance sheet for accounts payable, accrued expenses, and due to related parties approximate fair value based on the short-term maturity of these instruments.
     Accounts receivable, trade—Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The Company follows the practice of filing statutory “mechanics” liens on construction projects where collection problems are anticipated. The liens serve as collateral for those accounts receivable.
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
     Basic and Diluted Earnings/(Loss) Per Share— Net earnings and loss per share is computed in accordance with Statement of Financial Standards No. 128, Earnings Per Share (‘‘SFAS No. 128’’). SFAS No. 128 requires the presentation of both basic and diluted earnings per share. Basic net earnings and loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur through the potential effect of common shares issuable upon the exercise of stock options, warrants and convertible securities. The calculation assumes: (i) the exercise of stock options and warrants based on the treasury stock method; and (ii) the conversion of convertible preferred stock only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations.
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
     PTNV was formed as an S Corporation and terminated its Sub S tax status and elected to operate as a C corporation in tandem with the completion of the Merger. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Consequently, the Company did not record any cumulative effect adjustment related to the adoption of FIN 48. The Company does not expect its tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Note 4: ACCOUNTS RECEIVABLE
     Accounts receivable are summarized as follows:

	September 30,	December 31,
	2007	2006
Accounts receivable	$2,498,503	$2,176,908

Allowance for doubtful accounts	(240,275)	(291,100)

Net amount	$2,258,228	$1,885,808

     The Company’s top ten customers comprised 58% of sales during the three and nine month period ending September 30, 2007. The top ten customers comprised 64% of sales during the twelve months ended December 31, 2006.
Note 5:    PROPERTY AND EQUIPMENT, NET
     As of September 30, 2007 and December 31, 2006, the Company’s property and equipment, net is comprised of:

	September 30,	December 31,
	2007	2006
Buildings	$372,564	$356,124
Leasehold improvements	219,140	219,140
Transportation equipment	563,606	575,229
Machinery and equipment	945,808	941,152
Furniture, fixtures and office equipment	33,060	27,046
Computers	49,409	43,204
Software	49,509	10,562

	2,233,096	2,172,457

Less: Accumulated depreciation	(1,198,550)	(1,107,309)

Total net fixed assets	$1,034,546	$1,065,148

     Depreciation and amortization related to property and equipment was $93,719 and $29,144 for the three months ended September 30, 2007 and 2006, and $139,132 and $87,433 for the nine months ended September 30, 2007 and 2006, respectively.
Note 6: ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30,	December 31,
	2007	2006
Accounts payable	$635,194	$428,560
Payroll accrual and payroll taxes	87,827	48,312
Sales/Use tax	10	22,066

Total accounts payable and accrued expense	$723,031	$498,939

Note 7: RELATED PARTY TRANSACTIONS
     The Company leases substantially all of its office, maintenance and warehouse facilities from Ed Hohman, President, and John Hohman, Chief Operating Officer, who are the Company’s principal shareholders. Rents were paid or accrued in favor of the shareholders in the amount of $62,040 and $160,945 for the three and nine months ended September 30, 2007.
 Note 8:  SHAREHOLDER LOANS AND LONG TERM DEBT
     At September 30 2007 and December 31, 2006 the Company had loans due to its shareholders aggregating $321,100 and $733,790, respectively. The loans are due on April 15, 2008 and bear interest at 7% per annum. Additionally the Company has notes payable for vehicle purchases aggregating $1,311 and $9,577 at September 30, 2007 and December 31, 2006, respectively. The notes bear interest at rates from 6.5% and 8% per annum and are due in monthly installments aggregating $1,938.
Note 9: STOCKHOLDERS’ EQUITY
     PTNV was incorporated as an S corporation. During April 2007 and prior to the consummation of the Merger, the Company became a C corporation. As a result of the Merger, PTNV became a wholly-owned subsidiary of APTI. Each outstanding share of PTNV common stock was converted into the right to receive 10,160.064 shares of APTI’s common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement at closing, APTI issued, and the PTNV stockholders received, in a tax-free exchange, shares of APTI common stock such that PTNV stockholders now own approximately 90% of the issued and outstanding shares of the Company.
     As a result of the Merger, as the acquired entity’s shareholders exercise control over APTI, the transaction is deemed to be a capital transaction whereby APTI is treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except that no goodwill or other intangible assets will be recorded as a result of the Merger. Accordingly, the Company did not recognize goodwill or any other intangible assets in connection with the transaction. The Merger was accounted for as a reverse merger transaction and PTNV was deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of PTNV. Subsequent to the Merger, the consolidated financial statements include the assets and liabilities of PTNV and American Post Tension, Inc. and the historical operations of PTNV and the operations of American Post Tension, Inc. from the closing date of the Merger.
     PTNV issued 526 shares of common stock to consultants and advisors prior to the consummation of the Merger. The shares were exchanged for 5,327,840 shares of common stock of American Post Tension, Inc. upon the consummation of the Merger. PTNV issued 10 shares of common stock to employees prior to the consummation of the Merger that were converted into 101,600 shares of American Post Tension, Inc. upon the consummation of the Merger agreement. The 5,327,840 shares of common stock and 101,600 shares of common stock were valued at $0.16 per share
     PTNV reclassified $4,254,317 from Retained Earnings to Additional paid-in capital when PTNV terminated is Subchapter S election in April 2007. PTNV prior to the consummation of the Merger made distributions to shareholders in the amount of $2,556,718 during the three months ended March 31, 2007. The distributions to shareholders were recorded as a reduction to Retained Earnings.
     All references to shares and per share amounts in the accompanying financial statements have been restated to reflect the aforementioned share exchange. All retained earnings of PTNV were reclassified to Additional Paid-in Capital on the date of the termination of its Subchapter S election in April 2007.
     The Company issued 25,000 shares of restricted stock to two independent members of the Board of Directors in July 2007 (for a total issuance of 50,000 shares of restricted common stock). The Company recorded compensation expense in the amount of $30,000 at a rate of $0.60 per share to reflect the estimated value of the 50,000 shares of common stock.
Note 10: INCOME TAXES
     Under Sections 382 and 269 (the “shell corporation” rule) of the Code following an “ownership change,” special limitations (“Section 382 Limitations”) apply to the use by a corporation of its net operating loss, or NOL, carryforwards arising before the ownership change and various other carryforwards of tax attributes (referred to collectively as the “Applicable Tax Attributes”). The Company had NOL carryforwards due to historical losses of the public shell of approximately $364,393 at December 31, 2006 and $257,969 at September 30, 2007. These NOL carryforwards will expire through calendar year 2026 if not utilized and are subject to review and possible adjustment by the IRS. As a result of the Merger, the Company experienced an ownership change, and Section 382 Limitations will apply to the Applicable Tax Attributes of the Company.
     The Company did not record a provision for income taxes for the three months ended March 31, 2007, as PTNV was an S corporation until April 2007. All retained earnings of PTNV were reclassified to Additional paid-in capital on the Subchapter S election termination by PTNV. The Company has had taxable income of $431,605 post Merger and post termination of the Subchapter S election by PTNV. The Company recorded a $155,080 accrual for Federal Income taxes during the three months ended June 30, 2007 and recorded a reduction in accrual in the amount of ($8,527) during the three months ended September 30, 2007.
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
Note 11: NET INCOME PER SHARE
     Net (loss) income per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires presentation of basic and diluted net (loss) income per share. Basic net (loss) income per share excludes dilution, and is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. During the three and nine months ended September 30, 2007 and for all prior periods, diluted net income per share is computed in the same manner as basic net income per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method), and (2) the effect of unvested shares of common stock outstanding. Anti-dilutive instruments are not considered in this calculation.
     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
.	2007	2006	2007	2006
NUMERATOR:
Income available to common shareholders	$(15,866)	$1,310,498	$39,110	$5,709,050
Numerator for net income per common share — diluted	$(15,866)	$1,310,498	$39,110	$5,709,050
DENOMINATOR:
Weighted average common shares	34,275,296	25,400,160	30,981,946	25,400,160
Effect of dilutive securities:
Options	—	—	—	—
Restricted shares	—	—	—	—

Denominator for net income per common share—diluted	34,275,296	25,400,160	30,981,946	25,400,160
Net income per common share:
Net income—Basic	$(15,866)	$1,310,498	$39,110	$5,709,050

Net income—Diluted	$(15,866)	$1,310,498	$39,110	$5,709,050

Note 12: SUPPLEMENTAL FINANCIAL INFORMATION
     A summary of additions and deductions related to the allowance for doubtful accounts for the year ended December 31, 2006 and the three ended March 31, 2007, three months ended June 30, 2007 and the three months ended September 30, 2007 is as follows:

	Balance at			Balance at
	Beginning			End of
	of Period	Additions	Deductions	Period
Year ended December 31, 2006	$291,100	$—	$—	$291,100
Three Months ended March 31, 2007	$291,100	—	—	$291,100
Three Months ended June 30, 2007	$291,100	—	—	$291,000
Three Months ended September 30, 2007	$291,000	—	50,725	$240,275
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
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
     On December 28, 2006, APTI entered into a Memorandum of Understanding with PTNV, which became firm, and was announced in a Current Report on Form 8-K, filed with the SEC on February 20, 2007. On April 12, 2007, a Current Report on Form 8-K filed with the SEC reported the completion of the definitive Agreement and Plan of Merger (the “Merger Agreement”) with PTNV and PTNV Acquisition Corp., a Florida corporation and a wholly-owned subsidiary of APTI (“Acquisition Corp.”). The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Corp. would merge with and into PTNV (the “Merger”). As a result of the Merger, PTNV became a wholly-owned subsidiary of APTI. Each outstanding share of PTNV common stock was converted into the right to receive 10,160.064 shares of the Company’s common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement at closing, the Company issued, and the

PTNV stockholders received, in a tax-free exchange, shares of Company common stock such that PTNV stockholders now own approximately 90% of the issued and outstanding shares of the Company.
     These transactions were accounted for as a recapitalization, whereby PTNV was treated as the acquirer for accounting purposes. Therefore, the historic financial statements prior to merger are those of PTNV and post merger, the financial statements represent the consolidated financial position and operating results of American Post Tension, Inc. and its wholly-owned subsidiary, Post Tension of Nevada. As a result of the business combination, if the acquired entity’s shareholders will exercise control over us, the transaction is deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. The Company did not recognize goodwill or any other intangible assets in connection with the transaction.
SELECTED HISTORICAL FINANCIAL DATA FOR POST TENSION OF NEVADA
     You should read the selected historical financial data of PTNV below in conjunction the amended Current Report on Form 8-K filed with the SEC on June 28, 2007. As stated previously, the Merger was accounted for as a recapitalization, whereby PTNV was treated as the acquirer for accounting purposes. Therefore, the historic financial statements prior to merger are those of PTNV and post merger, the financial statements represent the consolidated financial position and operating results of American Post Tension, Inc and its wholly-owned subsidiary, Post Tension of Nevada. The information below is being presented to give the financial reader a historical financial performance of PTNV, since PTNV is currently the sole operating entity of the Company. The selected consolidated historical financial data may not be indicative of future performance.

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

Three Months Ended September 30, 2007 as compared to Three Months Ended September 30, 2006
Results of Operations
     The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of our net sales:

	Three Months Ended September 30,
	2007	%	2006	%
Net sales	$4,166,195	100.0%	$6,351,282	100.0%
Cost of sales	2,980,306	71.5%	4,135,396	65.1%

Gross profit	1,185,889	28.5%	2,215,886	34.9%
Operating Expenses
Selling, general and administrative	1,282,564	30.8%	947,401	14.9%

Total operating expenses	1,282,564	30.8%	947,401	14.9%

Income from operations	(96,675)	(2.3)%	1,268,485	20.0%
Other income (expense)
Interest income (expense), net	15,429	0.4%	42,046	0.7%
Other income (expense), net	56,853	1.4%	(33)	—%
Merger related expenses and costs	—	—%	—	—%

Total other income (expense)	72,282	1.7%	42,013	0.7%

Income before provision for income taxes	(24,393)	(0.6)%	1,310,498	20.6%
Provision for income taxes	(8,527)	0.2%	—	—%

Net income	$(15,866)	(0.4)%	$1,310,498	20.6%

Net sales
     Net sales totaled $4,166,195 for the three months ended September 30, 2007, as compared to $6,351,282 for the same period in 2006, or a decrease of 34%. Home Builders Research reported that new home sales are down 43.8 percent in Las Vegas and permit activity is down 34.4 percent from a year ago. The year to date 2007 metro Phoenix housing market continues at a pace 23% below that of last year. Our revenue is derived from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona has resulted in reduced sales level and gross margin.
Cost of sales
     Cost of sales, including all installation expenses, during the three months ended September 30, 2007 was 71.5% of net sales, as compared to 65.1% in 2006. We are anticipating competition to increase and downward pressure on our gross margin during the next year as current and potential competitors seek new revenue streams.

Selling, general and administrative expenses
     Selling, general and administrative expenses for the quarter ended September 30, 2007 were $1,282,564 or 30.8% of net sales as compared to $947,401 or 14.9% of net sales during the same period of the prior year. Selling, general and administrative expenses increased by $335,163 for the three month period ending September 30, 2007 versus the same three month period ending September 30, 2006. We hired additional sales and marketing personnel to launch our Commercial Division, hired a full time Chief Financial Officer and incurred consulting fees related to being a public company. Effective August 6, 2006, we appointed a full-time Chief Financial Officer, as reported in a Current Report on Form 8-K filed with the SEC on August 9, 2007. Our Chief Executive Officer and Chief Operating Office, whom together own approximately 75% of the outstanding shares of common stock, have salaries of $500,000 per year. Last year they had salaries of $200,000 and also received distributions of the Subchapter S Earnings (a non income cash disbursement). The increase in the salaries of the Chief Executive Officer, Chief Operating Officer and CFO resulted in additional expense of $191,666 versus the same period in the prior year.
Provision for income taxes
     The Company did not record a provision for income taxes for the three months ended March 31, 2007, as PTNV was an S corporation until April 2007. All retained earnings of PTNV were reclassified to Additional paid-in capital on the Subchapter S election termination by PTNV. The Company has had taxable income of $431,605 post Merger and post termination of the Subchapter S election by PTNV. The Company recorded a $155,080 accrual for Federal Income taxes during the three months ended June 30, 2007 and recorded a reduction in accrual in the amount of ($8,527) during the three months ended September 30, 2007.
Nine Months Ended September 30, 2007 as compared to Nine Months Ended September 30, 2006
Results of Operations
     The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of our net sales:

	Nine Months Ended September 30,
	2007	%	2006	%
Net sales	$12,777,236	100.0%	$26,350,852	100.0%
Cost of sales	9,235,323	72.3%	17,752,520	67.4%

Gross profit	3,541,913	27.7%	8,598,332	32.6%
Operating Expenses
Selling, general and administrative	3,261,616	25.5%	2,987,761	11.3%

Total operating expenses	3,261,616	25.5%	2,987,761	11.3%

Income from operations	280,297	2.2%	5,610,571	21.3%
Other income (expense)
Interest income (expense), net	63,973	0.5%	105,695	0.1%
Other income (expense), net	793,291	6.2%	22,210	0.4%
Merger related expenses and costs	(929,289)	(7.3)%	—	—%

Total other income (expense)	(72,097)	(6.7)%	127,905	0.5%

Income before provision for income taxes	208,200	1.6%	5,738,476	21.8%
Provision for income taxes	169,090	1.3%	29,426	0.1%

Net income	$39,110	0.3%	$5,709,050	21.7%

Net sales
     Net sales totaled $12,777,236 for the nine months ended September 30 31, 2007, as compared to $26,350,852 for the same period in 2006, or a decrease of 52%. Home Builders Research reported that new home sales are down 43.8 percent in Las Vegas and permit activity is down 34.4 percent from a year ago. The year to date 2007 metro Phoenix housing market continues at a pace 23% below that of last year. Our revenue is derived from new construction of residential housing and is related to new home sales and permits for new residential construction. Our revenue is derived from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona has resulted in reduced sales level and gross margin.
Cost of sales
     Cost of sales, including all installation expenses, during the nine months ended September 30, 2007 was 72% of net sales, as compared to 67% in 2006, in part due to more significant competitive pressures we are experiencing. We are anticipating competition to increase and downward pressure on our gross margin during the next year as current and potential competitors seek new revenue streams.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the nine months ended September 30, 2007 were 25.5% of net sales as compared to 11.3% of net sales during the same period of the prior year. Selling, general and administrative expenses increased to approximately $3,261,615 for the nine months ended September 30, 2007 compared to approximately $2,987,761 for the nine months ended September 30, 2006. We hired additional sales and marketing personnel to launch our Commercial Division, hired a full time Chief Financial Officer and incurred consulting fees related to being a public company. Effective August 6, 2006, we appointed a full-time Chief Financial Officer, as reported in a Current Report on Form 8-K filed with the SEC on August 9, 2007. Our Chief Executive Officer and Chief Operating Office, whom together own approximately 75% of the outstanding shares of common stock, have salaries of $500,000 per year. Last year they had salaries of $200,000 and also received distributions of the Subchapter S Earnings (a non income cash disbursement).
Acquisition related expenses and costs
     PTNV issued 526 shares of common stock to consultants and advisors prior to the consummation of the Merger. The shares were exchanged for 5,327,840 shares of common stock of American Post Tension, Inc. upon the consummation of the Merger. PTNV issued 10 shares of common stock to employees prior to the consummation of the Merger that were converted into 101,600 shares of American Post Tension, Inc. upon the consummation of the Merger agreement. The 5,327,840 shares of common stock and 101,600 shares of common stock were valued at $0.16 per share. The Company incurred legal, accounting and other professional services of $77,155 during the nine month period ending September 30, 2007 as a result of being a public company and consummating the Merger.
Other income (expense), net
     The Company’s workman’s compensation insurance company, Employers Insurance Company (“EIC”), went public. The Company was a member of EIC. EIC gave to the Company stock when EIC went public. The Company sold the shares in EIC on March 19, 2007 for net proceeds of $695,334 which resulted in a gain on sale of stock.
Provision for income taxes
     The Company did not record a provision for income taxes for the three months ended March 31, 2007, as PTNV was an S corporation until April 2007. All retained earnings of PTNV were reclassified to Additional paid-in capital on the Subchapter S election termination by PTNV. The Company has had taxable income of $431,605 post merger and post termination of the Subchapter S election by PTNV. The Company recorded a $155,080 accrual for Federal Income taxes during the three months ended June 30, 2007 and recorded a reduction in accrual in the amount of ($8,527) during the three months ended September 30, 2007.
Liquidity and Capital Resources
     Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital, borrowings from our revolving line of credit and equity proceeds raised. As of September 30, 2007 we had approximately $2,076,606 in cash on hand.
     Cash flows provided from operating activities were $455,051 and $1,685,066 for the three months ended September 30, 2007 and 2006, respectively and $2,659,275 and $7,425,477 for the nine months ended September 30, 2007 and 2006.
     Cash flows (used in) investing activities were ($64,084) and ($9,220), respectively, for the three months ended September 30, 2007 and 2006 and ($125,060) and ($48,758) for the nine months ended September 30, 2007 and 2006. The investing activities were for the purchase of fixed assets. The Company installed Microsoft Dynamics GP as its new accounting system during the three months ended September 30, 2007.
     Cash flows (used in) financing activities were ($137,235) and ($1,206,763), respectively, for the three months ended September 30, 2007 and 2006 and ($3,394,786) and ($6,164,155) for the nine months ended September 30, 2007 and 2006. The financing activities are comprised of distributions to the shareholders of PTNV prior to the Merger and repayment of loans due Edward Hohman and John Hohman.
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
     Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control over Financial Reporting.
     During the quarter ended September 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
Item 1. Legal Proceedings
     We are not aware of any pending or threatened litigation.

ITEM 1A. Risk Factors
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
     We recently amended our bylaws to make it easier for or majority stockholders, primarily Edward Hohman and John Hohman, to approve corporate actions that require the consent of our stockholders. In addition to those risk factors disclosed in the amended Current Report referred to in the preceding paragraph, on June 28, 2007, we amended our bylaws to make it easier for our majority stockholders to approve corporate actions without the need to call a meeting of all of our stockholders to vote on such corporate actions. The Delaware corporation laws that govern us require that certain corporate actions, such as a merger or sale of the Company, changes to our Certificate of Incorporation, and other actions, be approved by our stockholders prior to those actions becoming effective. Such stockholder approval can be obtained either by holding a stockholder meeting or, if our bylaws permit, by obtaining the written consent to such actions of stockholders owning a sufficient number of shares of stock to approve the actions (typically a majority of the outstanding shares of our stock). Our bylaws previously permitted action to be approved by written consent of our stockholders, but the bylaws required the written consent of all stockholders. We believe that obtaining the written consent of all stockholders to approve corporate action would be impracticable, due the time and cost that would be required. Similarly, holding a meeting of stockholders to approve certain actions would involve additional legal and other expenses to the Corporation. Accordingly, our board of directors amended our bylaws to permit stockholder approval of corporate actions by the written consent of the holders of a majority of our outstanding voting shares, as permitted by Delaware law. On August 3, 2007, our board approved, and the Company’s stockholders owning a majority of the outstanding voting shares, approved an amendment to our Certificate of Incorporation to change our name to “American Post Tension, Inc.”
     The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona and has resulted in significantly reduced sales and gross margin. Our revenue is derived primarily from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The recent downturn in residential construction in Las Vegas, Nevada and Phoenix, Arizona has resulted in a significant reduction in our revenues for the three-month and nine-month periods ended September 30, 2007. We cannot predict whether or when residential construction activity will rebound in those markets. Prolonged sluggishness in residential construction, however, can be expected to continue to have a negative impact on our revenues and earnings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     APTI issued 50,000 of restricted shares of common stock during the three months ended September 30, 2007 to two members of the Board of Directors (25,000 shares each).
Item 3. Defaults upon Senior Securities
     There were no defaults upon senior securities during the three and nine month period ended September 30, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
     Effective August 6, 2007, our board of Directors (the “Board”) appointed Mr. Dean Homayouni, Esq., CPA, 49, as our Chief Financial Officer. Mr. Homayouni replaces Mr. Kelly T. Hickel, who had been our acting Chief Financial Officer. Mr. Hickel remains a member of our Board and an advisor to the Company regarding mergers and acquisition activities.
     Mr. Homayouni is licensed as a Certified Public Accountant and as an attorney in the states of Nevada and California. From October 2005 until joining us, he was the Chief Financial Officer and in-house legal counsel to Silver State Ethanol, Inc., a corporation organized to a build a 50 million gallon per year ethanol plant to be located in Burley, Idaho. From November 2002 to Present, Mr. Homayouni is a practicing attorney and certified public accountant in Las Vegas, Nevada. Prior to that, from 2000 to 2001, he was the controller for Need2Buy.com, an Internet company selling electronic components utilizing the Internet.
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
November 13, 2007

American Post Tension, Inc. (Registrant)
By:	/s/ Edward Hohman
Edward Hohman, Chief Executive Officer

By:	/s/ C. Dean Homayouni
C. Dean Homayouni, Esq., CPA
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.