Form 10-K
period 2007-12-31
AMERICAN POST TENSION, INC.
filed 2008-05-08
CIK 1205332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission File No. 0-50090
AMERICAN POST TENSION, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3926203 (I.R.S. Employer Identification No.)
1179 Center Point Drive, Henderson, NV
(Address of principal executive offices)
Registrant’s telephone number, including area code: (702) 565-7866
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

Name of each exchange
Title of each class	On which registered
Common Stock (par value $.0001 per share)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2007 was $2,646,390. The number of shares outstanding of the registrant’s of common stock on March 31, 2008 was as follows: common stock (par value $0.0001 per share) 34,291,600 shares.

AMERICAN POST TENSION, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

Forward-Looking Information
     This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Annual Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” and “Risk Factors” as well as elsewhere in this Annual Report on Form 10-K. All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.
PART I
ITEM 1. BUSINESS
General
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
     Post Tension of Nevada (“PTNV”) was established in 1987 in the Las Vegas Area. PTNV is one of the largest slab-on-grade contractors serving the western United States. PTNV is a full service post tension contractor. Each year PTNV installs millions of square feet of post tension foundations from four full-service offices: Las Vegas, NV (corporate headquarters), Phoenix AZ, Tucson AZ and Denver CO. We offer a full turn-key service to our customers, a concept new to the post tension industry.
     Today, a post-tension slab costs no more than rebar; in some instances, even less. Post tensioning retards unwanted expansion movement and settling that can damage interior and exterior walls. Post tension designs disburse the load throughout the slab, not only on perimeter or load-bearing walls. Post tensioning is an excellent solution for expansive soils. A post tension slab can be used anywhere a rebar slab is used. It’s the effective, economical solution wherever there is a need to control cracking, deflection and shifting. For more than 30 years, post tension has demonstrated excellent performance, especially in poor soil, which is common in most regions of the country. A post tension slab starts with high-strength steel strand cable installed in a grid pattern according to plans. Once the concrete has cured, the cables are “tensioned” or stressed, which pulls the slab into a state of constant compression. The result is a reinforced concrete “floating” slab that controls cracking, shifting and deflection more effectively and economically than any other process. PTNV purchases raw cable, anchors, rebar, wedges, stressing equipment and parts, splice chucks, end protectors, dead-end spacers, pocket forms from a small number of high quality suppliers. The company’s relationship with its suppliers is excellent.

Merger Agreement with Post Tension of Nevada
     On December 28, 2006, Magic entered into a Memorandum of Understanding with PTNV, which became firm, and was announced in a Current Report on Form 8-K, filed with the SEC on February 20, 2007. On April 12, 2007, a Current Report on Form 8-K filed with the SEC reported the completion of the definitive Agreement and Plan of Merger (the “Merger Agreement”) with PTNV and PTNV Acquisition Corp., a Florida corporation and a wholly-owned subsidiary of Magic (“Acquisition Corp.”). The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Corp. would merge with and into PTNV (the “Merger”). As a result of the Merger, PTNV became a wholly-owned subsidiary of Magic. Each outstanding share of PTNV common stock was converted into the right to receive 10,160.064 shares of Magic’s common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement at closing, Magic issued, and the PTNV stockholders received, in a tax-free exchange, shares of Company common stock such that PTNV stockholders now own approximately 90% of the issued and outstanding shares of the Company. Magic Communications, Inc., subsequent to the Merger, changed its name to American Post Tension, Inc. (“APTI”) on September 24, 2007.
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
Markets and Marketing
     We are a well known and respected company with high saturation throughout the western United States. Within the residential housing markets of Las Vegas, Nevada and Phoenix, Arizona, we have a 70% market share and an 80% market share in Denver, Colorado and Tucson, Arizona. In 1994, we became the first company to provide post tension services in Arizona. We currently operate in several high growth markets with new construction. Residential construction accounts for the majority of our slab-on-ground revenues, while commercial construction is much smaller at this time. We intend to expand our workforce in 2008 by hiring additional salespeople and draft engineers. Starting in Las Vegas, we will attempt to generate sales in the high rise market, which is expected to see $10 billion of new construction on the Las Vegas Strip in the next five years. We can provide no assurance, however, that we will be successful in obtaining a significant, or any, market share in the commercial construction market.
     In addition to the slab-on-grade (“SOG”) post-tensioning products and services described above, we also provide materials to our customers on a freight-on-board (“FOB”) basis—the buyer assumes the responsibility for the shipment and shipping charges of the materials purchased from us. Today, we offer this service to clients in Utah and California. Our plans are to attempt to expand the reach of our FOB business, although we cannot provide any assurance that we will be able to increase this segment of our business in accordance with our plans, if at all. It is our intention to expand our presence in this market segment by expanding our workforce and marketing to this potential customer base as well as acquiring other companies with an existing presence in this market. At this time, we have no definitive plans to acquire any other businesses, and we cannot provide assurances that we will be able to acquire businesses in this area on terms that are favorable to us.
     We have a reputation for providing superior services to our clients. Some clients have been depending on us for 20 years, though there are no long term contracts with them. However, we are currently negotiating with one of the largest home builders in the United States to make us the exclusive provider of post tension services to all concrete contractors used by the builder, in the states of Nevada, Arizona and Colorado. We cannot provide any assurances that we will be able to successfully negotiate this arrangement or that, if we are able to negotiate such an arrangement, the arrangement will be on terms that we prefer. The Company has 115 active customers. Most of them are contractors, concrete suppliers and other subcontractors to the construction industry. The top 10 customers accounted for $8,751,213 in our revenues for the twelve months ended December 31, 2007.
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
Organization/Employees
     All subsidiaries and operating units operate independently with respect to daily operations. Operating decisions must be approved by the business unit and/or corporate senior management. At December 31, 2007, we employed approximately 79 people with 8 at Corporate, and Operations consisting of 17 in Las Vegas, 32 in Phoenix, Arizona, 16 in Tucson, Arizona, 5 in Denver, Colorado and 1 in Commercial. Our operational employees, excluding management, in Las Vegas are attempting to be represented by the Laborers International Union of North America Local 702. Management and administrative personnel are paid performance bonuses. Performance bonuses are based on individual performance. We consider our employee and contractor relations to be satisfactory. The number of employees we have at each location is dependent upon the sales volume. Because our business in cyclical and seasonal in nature, we have and will continue to experience swings in the number of employees we have. The table below presents our sales levels and the number of employees by quarter to give the reader a better understanding of our employment swings.

	First	Second	Third	Fourth

2007
Revenue	$3,730,008	$4,881,033	$4,166,195	$2,192,690
Employees	110	117	112	79

2006
Revenue	$10,695,536	$9,304,034	$6,351,282	$3,871,227
Employees	203	176	146	110
Access to Our Information
     We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. The public may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 am to 3:00 pm. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.
     We encourage the public to read our periodic reports and statements. Copies of these filings, as well as any future filings, may be obtained, at no cost by writing to our Secretary/Treasurer, Sabatha Golay, at our principal executive offices.

ITEM 1A. RISK FACTORS
     In addition to the risks previously mentioned, the following important factors could adversely impact our business. These factors could cause our actual results to differ materially from the forward-looking and other statements that we make in registration statements, periodic reports and other filings with the SEC, and that we make from time to time in our news releases, annual reports and other written communications, as well as oral forward-looking and other statements made from time to time by our representatives.
Risks Relating to Our Business
Our business is cyclical and is significantly affected by changes in general and local economic conditions.
     Our business can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in:
•	Short- and long-term interest rates;

•	the availability of financing for homebuyers;

•	consumer confidence generally and the confidence of potential homebuyers in particular;

•	federal mortgage financing programs and federal and state regulation of lending practices;

•	federal and state income tax provisions, including provisions for the deduction of mortgage interest payments;

•	housing demand;

•	the supply of available new or existing homes and other housing alternatives, such as apartments and other rental residential property;

•	employment levels and job and personal income growth;

•	real estate taxes.
     Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular regional or local areas in which we operate.
     Weather conditions and natural disasters, such as earthquakes, hurricanes, tornadoes, floods, droughts, fires and other environmental conditions, can also harm our homebuilding business on a local or regional basis. Civil unrest or acts of terrorism can also have an adverse effect on our business.
     Fluctuating component prices and shortages, as well as shortages or price fluctuations in other building materials or commodities, can have an adverse effect on our business.
     The potential difficulties described above can cause demand for customer’s homes to diminish or cause customers to take longer and incur more costs to build homes.
The homebuilding industry is experiencing a severe downturn that may continue for an indefinite period and adversely affect our business and results of operations compared to prior periods.
     In 2007, the U.S. homebuilding industry as a whole experienced a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale. In many markets, a rapid increase in new and existing home prices over the past several years reduced housing affordability and tempered buyer demand. In particular, investors and speculators reduced their purchasing activity and instead stepped up their efforts to sell the residential property they had earlier acquired. These trends, which were more pronounced in markets that had experienced the greatest levels of price appreciation, resulted in overall fewer home sales, greater cancellations of home purchase agreements by buyers, higher inventories of unsold homes and the increased use by homebuilders, speculators, investors and others of discounts, incentives and price concessions to close home sales compared to the past several years.
     Although the federal government has designed and proposed numerous initiatives to move the homebuilding market towards stabilization, we are uncertain as to how effective such initiatives will be on the overall market conditions. The tightening of lending standards could lead to a further deterioration in the overall homebuilding market due to stricter credit standards, higher down payment requirements and additional credit verification requirements. This deterioration could have an adverse impact on our results of operations and financial condition. In addition, to the extent that homeowners have used sub-prime or Alt A mortgages to finance the purchase of their homes and are later unable to refinance or maintain those loans, additional foreclosures and an oversupply of inventory may result in the market. This may also contribute to additional deterioration in the market and have an adverse impact on housing demand and our results of operations and financial condition.
     Reflecting these demand and supply trends, we, like many other companies with significant operations related to the residential home building market, experienced a large drop in net new orders, slower price appreciation and a reduction in our margins. We can provide no assurances that the homebuilding market will improve in the near future, and it may weaken further. Continued weakness in the homebuilding market would have an adverse effect on our business and our results of operations as compared to those of earlier periods.
If new home prices decline, interest rates increase or there is a downturn in the economy, some homebuyers may cancel their home purchases because the required deposits are small and generally refundable, resulting in a negative impact on our customers.
     Home purchase contracts typically require only a small deposit, and in many states, the deposit is fully refundable at any time prior to closing. If the prices for new homes decline, interest rates increase or there is a downturn in local, regional or the national economy, home builders may increase sales incentives so homebuyers have financial incentive to terminate their existing home purchase contracts with our customers in order to negotiate for a lower price elsewhere or to explore other options. In 2007, many large homebuilders experienced a large increase in the number of cancellations, in part because of these reasons. Additional cancellations could have an adverse effect our customers and thus on our business and our results of operations.
Home prices and sales activity in the particular markets and regions in which we do business affect our results of operations because our business is concentrated in these markets.
     Home prices and sales activity in some of our key markets have declined from time to time for market-specific reasons, including adverse weather, lack of affordability or economic contraction due to, among other things, the failure or decline of key industries and employers. If home prices or sales activity decline in one or more of the key markets in which we operate, particularly in Arizona or Nevada, our costs may not decline at all or at the same rate and, as a result, our overall results of operations may be adversely affected.
Interest rate increases or changes in federal lending programs could lower demand for our products.
     We are highly dependent on the residential home construction market in Las Vegas, Nevada, Phoenix, Arizona and Tucson, Arizona. In recent years, historically low interest rates and the increased availability of specialized mortgage products, including mortgage products requiring no or low down payments, and interest-only and adjustable rate mortgages, have made home buying more affordable for a number of customers. Increases in interest rates or decreases in the availability of mortgage financing or of certain mortgage programs may lead to higher down payment requirements or monthly mortgage costs, or both, and could therefore reduce demand for residential housing.
     Increased interest rates can also hinder our customers’ ability to realize their backlog because purchase contracts may provide a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event they cannot arrange for financing at the interest rates prevailing when they signed their contracts.

     Because the availability of Fannie Mae, Federal Home Loan Mortgage Corporation, FHA and VA mortgage financing is an important factor in marketing and selling many residential homes, any limitations or restrictions in the availability of such government-backed financing could reduce new residential home sales.
Our customers are subject to substantial legal and regulatory requirements regarding the development of land, the homebuilding process and protection of the environment, which can cause our customers to suffer delays and incur costs associated with compliance and which can prohibit or restrict homebuilding activity in some regions or areas.
     The residential homebuilding business is heavily regulated and subject to an increasing degree of local, state and federal regulations concerning zoning, resource protection and other environmental impacts, building design, construction and similar matters. These regulations often provide broad discretion to governmental authorities that regulate these matters, which can result in unanticipated delays or increases in the cost of a specified project or a number of projects in particular markets. Our customers may also experience periodic delays in homebuilding projects due to building moratoria in any of the areas in which we operate.
     Our customers are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the environment. These laws and regulations may cause delays in construction and delivery of new homes, and can prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. In addition, environmental laws may impose liability for the costs of removal or remediation of hazardous or toxic substances whether or not the developer or owner of the property knew of, or was responsible for, the presence of those substances. The presence of those substances on our customers’ properties may prevent our customers from selling homes.
We provide services in highly competitive markets, which could hurt our future operating results.
     We compete in each of our markets with a number of companies for customers, materials, skilled management and labor resources. Our competitors include other large national companies that provide the same or similar services and products, as well as smaller regional competitors, based on long-standing relationships with local labor, materials suppliers and home builders, and these competitors can have an advantage in their respective regions or local markets. The current national debate related to immigration reform could impact the related laws and regulations in the markets in which we operate, and result in shortages of skilled labor and higher labor and compliance costs, potentially affecting our ability to complete. We generally are unable to pass on increases in costs to customers. Sustained increases in our material and labor costs may, over time, erode our margins, and pricing competition for materials and labor may restrict our ability to pass on any additional costs, thereby decreasing our margins.
     These competitive conditions can:
•	make it difficult for us to acquire new customers and enter into new markets;

•	reduce our sales or profit margins; and

•	cause us to offer or increase our sales incentives, discounts or price concessions.
     Any of these competitive conditions can adversely affect our revenues, increase our costs and/or impede the growth of our local or regional business.
Because of the seasonal nature of our business, our quarterly operating results fluctuate.
     We have experienced seasonal fluctuations in quarterly operating results. Our customers typically do not commence significant construction on a home before a home purchase contract has been signed with a homebuyer. Historically, a significant percentage of home purchase contracts are entered into in the spring and summer months, and a corresponding significant percentage of our deliveries occur in the spring, summer and fall months. Construction of residential homes typically requires approximately four months and weather delays that often occur in late winter and early spring may extend this period. As a result of these combined factors, we historically have experienced uneven quarterly results, with lower revenues and operating income generally during the first and fourth quarters of the year.
Our leverage may place burdens on our ability to comply with the terms of our indebtedness, may restrict our ability to operate and may prevent us from fulfilling our obligations.
     The amount of our debt could have important consequences. For example, it could:
•	limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to the payment of our debt and reduce our ability to use our cash flow for other purposes;

•	impact our flexibility in planning for, or reacting to, changes in our business;

•	make us more vulnerable in the event of a downturn in our business or in general economic conditions.
     Our ability to meet our debt service and other obligations will depend upon our future performance. Our business is substantially affected by changes in economic cycles. Our revenues and earnings vary with the level of general economic activity and competition in the markets in which we operate. Our business could also be affected by financial, political and other factors, many of which are beyond our control. A higher interest rate on our debt could adversely affect our operating results.
     Our business may not generate sufficient cash flow from operations, and borrowings may not be available to us under bank loans in an amount sufficient to pay our debt service obligations or to fund our other liquidity needs. Should this occur, we may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all.
Our future growth may be limited if the economies of the markets in which we currently operate contract, or if we are unable to enter new markets, find appropriate acquisition candidates or adapt our products to meet changes in demand. Our growth may also be limited by the consummation of acquisitions that may not be successfully integrated, or our entry into new markets or our offerings of new products that may not achieve expected benefits.
     Our future growth and results of operations could be adversely affected if the markets in which we currently operate or the products we currently offer to potential customers, or both, do not continue to support the expansion of our business. Our inability to grow in our existing markets, to expand into new markets and/or adapt our products to meet changes in customer demand would limit our ability to achieve growth objectives and would adversely impact our future operating results. Similarly, if we do consummate acquisitions in the future, we may not be successful in integrating the operations of the acquired businesses, including their product lines, operations and corporate cultures, which would limit our ability to grow and would adversely impact our future operating results.
Homebuilding is subject to warranty and liability claims in the ordinary course of business that can be significant.
     As a supplier of services to homebuilders, we are subject to warranty and construction defect claims arising in the ordinary course of business. We have not recorded a warranty and other reserves for products we sell. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently limited and costly. There can be no assurance that coverage will not be further restricted and become more costly.

Inflation may result in increased costs that we may not be able to recoup if demand declines.
     Inflation can have a long-term impact on us because increasing costs of materials and labor may require us to increase the sales prices of our products in order to maintain satisfactory margins. However, inflation is often accompanied by higher interest rates, which have a negative impact on housing demand, in which case we may not be able to raise prices sufficiently to keep up with the rate of inflation and our margins could decrease. A large portion of our raw materials used in our products are produced by companies in China and a further decline in the value of the U.S. dollar may result in higher prices for raw materials such as wire strand that used to create out post tension cables, the key component of our product offerings.
Future terrorist attacks against the United States or increased domestic and international instability could have an adverse effect on our operations.
     A future terrorist attack against the United States could cause a sharp decrease in the number of new contracts signed for homes and an increase in the cancellation of existing contracts. Accordingly, adverse developments in the war on terrorism, future terrorist attacks against the United States, or increased domestic and international instability could adversely affect our business.
We are dependent upon our suppliers for the components used in the systems we design and install; and our major suppliers are dependent upon the continued availability and pricing of steel strand and plastic parts and other raw materials.
     The raw materials and components used in our systems are purchased from a limited number of manufacturers. In particular, Concrete Reinforcing Product, USA Wire, Harris Supply Solutions and JDH Pacific, Inc. account for over 90% of our purchases of raw materials and components. We are subject to market prices for the components that we purchase for our installations, which are subject to fluctuation. We cannot ensure that the prices charged by our suppliers will not increase because of changes in market conditions or other factors beyond our control. An increase in the price of components could result in an increase in costs to our customers and could have a material adverse effect on our revenues and demand for our services. Interruptions in our ability to procure needed components, whether due to discontinuance by our suppliers, delays or failures in delivery, shortages caused by inadequate production capacity or unavailability, or for other reasons, would adversely affect or limit our sales and growth.
Geographical business expansion efforts we make could result in difficulties in successfully managing our business and consequently harm our financial condition.
     As part of our business strategy, we may seek to expand by acquiring competing businesses or customer contracts in our current or other geographic markets. We face challenges in managing expanding product and service offerings and in integrating acquired businesses with our own. We cannot accurately predict the timing, size and success of our expansion efforts and the associated capital commitments that might be required. We expect to face competition for expansion candidates, which may limit the number of expansion opportunities available to us and may lead to higher expansion costs. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses/contracts or successfully integrate acquired businesses/contracts, if any, into our company, without substantial costs, delays or other operational or financial difficulties. In addition, expansion efforts involve a number of other risks, including:
•	Failure of the expansion efforts to achieve expected results;

•	Diversion of management’s attention and resources to expansion efforts;

•	Failure to retain key customers or personnel of the acquired businesses; and

•	Risks associated with unanticipated events, liabilities or contingencies.
Client dissatisfaction or performance problems at a single acquired business could negatively affect our reputation. The inability to acquire businesses on reasonable terms or successfully integrate and manage acquired companies, or the occurrence of performance problems at acquired companies, could result in dilution, unfavorable accounting charges and difficulties in successfully managing our business.

Because our industry is highly competitive and has low barriers to entry, we may lose market share to larger companies that are better equipped to weather deterioration in market conditions due to increased competition.
     Our industry is highly competitive and fragmented, is subject to rapid change and has low barriers to entry. We may in the future compete for potential customers in regional areas against competitors that are much larger with significantly more financial resources. Some of these competitors may have significantly greater financial, technical and marketing resources and greater name recognition than we have.
     We believe that our ability to compete depends in part on a number of factors outside of our control, including:
•	the ability of our competitors to hire, retain and motivate qualified personnel;

•	the price at which others offer comparable services and equipment;

•	the extent of our competitors’ responsiveness to client needs
If we are unable to attract, train and retain highly qualified personnel, the quality of our services may decline and we may not successfully execute our internal growth strategies.
     Our success depends in large part upon our ability to continue to attract, train, motivate and retain skilled and experienced employees. Qualified technical employees periodically are in great demand and may be unavailable in the time frame required to satisfy our customers’ requirements. While we currently have available expertise sufficient for the requirements of our business, expansion of our business could require us to employ additional highly skilled technical personnel, including engineers, drafters and project managers. There can be no assurance that we will be able to attract and retain sufficient numbers of highly skilled employees in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates of compensation could impair our ability to secure and complete customer engagements and could harm our business.
Our inability to obtain capital, use internally generated cash, or use shares of our common stock or debt to finance future expansion efforts could impair the growth and expansion of our business.
     Reliance on internally generated cash or debt to finance our operations or complete business expansion efforts could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to use shares of common stock to consummate expansions will depend on our market value from time to time and the willingness of potential sellers to accept it as full or partial payment. Using shares of common stock for this purpose also may result in significant dilution to our then existing stockholders. To the extent that we are unable to use common stock to make future expansions, our ability to grow through expansions may be limited by the extent to which we are able to raise capital for this purpose through debt or equity financings. No assurance can be given that we will be able to obtain the necessary capital to finance a successful expansion program or our other cash needs. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of any expansion. In addition to requiring funding for expansions, we may need additional funds to implement our internal growth and operating strategies or to finance other aspects of our operations. Our failure to (i) obtain additional capital on acceptable terms, (ii) use internally generated cash or debt to complete expansions because it significantly limits our operational or financial flexibility, or (iii) use shares of common stock to make future expansions may hinder our ability to actively pursue any expansion program we may decide to implement.
Risks Relating to our Common Stock
Investing in our common stock involves a high degree of risk. You should carefully consider risk factors before deciding whether to invest in shares of our common stock.
We recently amended our bylaws to make it easier for our majority stockholders, primarily Edward Hohman and John Hohman, to approve corporate actions that require the consent of our stockholders.

     We amended our bylaws to make it easier for our majority stockholders to approve corporate actions without the need to call a meeting of all of our stockholders to vote on such corporate actions. The Delaware corporation laws that govern us require that certain corporate actions, such as a merger or sale of the Company, changes to our Certificate of Incorporation, and other actions, be approved by our stockholders prior to those actions becoming effective. Such stockholder approval can be obtained either by holding a stockholder meeting or, if our bylaws permit, by obtaining the written consent to such actions of stockholders owning a sufficient number of shares of stock to approve the actions (typically a majority of the outstanding shares of our stock). Our bylaws previously permitted action to be approved by written consent of our stockholders, but the bylaws required the written consent of all stockholders. We believe that obtaining the written consent of all stockholders to approve corporate action would be impracticable, due the time and cost that would be required. Similarly, holding a meeting of stockholders to approve certain actions would involve additional legal and other expenses to the Company. Accordingly, our Board of Directors amended our bylaws to permit stockholder approval of corporate actions by the written consent of the holders of a majority of our outstanding voting shares, as permitted by Delaware law. On August 3, 2007, our board approved, and the Company’s stockholders owning a majority of the outstanding voting shares, approved an amendment to our Certificate of Incorporation to change our name to “American Post Tension, Inc.”
Our stock price may be volatile, which could result in substantial losses for investors.
     The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:
•	technological innovations or new products and services by us or our competitors;

•	announcements or press releases relating to the construction sector or to our business or prospects;

•	additions or departures of key personnel;

•	regulatory, legislative or other developments affecting us or the construction industry generally;

•	limited availability of freely-tradable “unrestricted” shares of our common stock to satisfy purchase orders and demand;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	volume and timing of customer orders;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.
     In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.
There may be a limited market for our securities and we may fail to qualify for a NASDAQ or other listing.
     Although we plan on applying for listing of our common stock on a national market, such as the NASDAQ Capital Market or the American Stock Exchange, once we meet the qualifications, there can be no assurance that our initial listing application will be granted, when the required listing criteria will be met or when, or if, our application will be granted. Thereafter, there can be no assurance that trading of our common stock on such market will be sustained or desirable. At the present time, we do not qualify for certain of the initial listing requirements of the NASDAQ Capital Market or the American Stock Exchange. In the event that our common stock fails to qualify for initial or continued inclusion, our common stock would remain quoted on the OTC Bulletin Board or become quoted in what are commonly referred to as the “pink sheets.” Under such circumstances, it may be more difficult to dispose of, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain investors, such as financial institutions and hedge funds.
We have issued substantial amounts of stock in private placements and if we inadvertently failed to comply with the applicable securities laws, ensuing rescission rights or lawsuits would severely damage our financial position.
     The securities offered in our private placements (specifically shares issued prior to, or contemporaneously with, the merger agreement completed between us and Post Tension of Nevada, Inc.) were not registered under the Securities Act or any state “blue sky” law in reliance upon exemptions from such registration requirements. Such exemptions are highly technical in nature and if we inadvertently failed to comply with the requirements or any of such exemptive provisions, investors would have the right to rescind their purchase of our securities or sue for damages. If one or more investors were to successfully seek such rescission or prevail in any such suit, we would face severe financial demands that could materially and adversely affect our financial position. Financings by the issuance of private placements in the future that may be available to us under current market conditions may involve sale or issuance of stock at prices below the prices at which our common stock currently is reported on the OTC Bulletin Board or exchange on which our common stock may in the future be listed.
Our common stock may be deemed a “penny stock”, which would make it more difficult for our investors to sell their shares.
     Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, which we refer to as the “Exchange Act.” The penny stock rules apply to non-NASDAQ listed companies whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers, who trade penny stock to persons other than “established customers” complete specified documentation, make suitability inquiries of investors and provide investors with specified information concerning trading in the security, including a risk disclosure document and quote information under some circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in these securities is limited. If we remain subject to the penny stock rules for any significant period, that could have an adverse effect on the market for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.
Risks Relating to Our Company
The success of our business depends on the continuing contributions of Edward Hohman, our Chairman and Chief Executive Officer and John Hohman, our Chief Operating Officer, and other key personnel who may terminate their employment with us at any time, and we will need to hire additional qualified personnel.
     We rely heavily on the services of Edward Hohman, our Chairman and Chief Executive Officer, John Hohman, our Chief Operating Officer, as well as several other management personnel. Loss of the services of any of such individuals would adversely impact our operations. None of our key personnel are party to any employment agreements with us and management and other employees may voluntarily terminate their employment at any time. We do not currently maintain any “key man” life insurance with respect to any of such individuals.
     On March 12, 2008, Dean Homayouni, formerly our Chief Financial Officer, delivered to us a notice of termination pursuant to the terms of our employment agreement with Mr. Homayouni, resulting from a compensation dispute with us. The Company and Mr. Homayouni attempted, during the period from March 12 to April 4, to settle the dispute regarding the termination of his employment and any ongoing relationship to the Company. On April 4, 2008, those settlement discussions and Mr. Homayouni’s relationship to the Company were terminated without resolution. Although we intend to seek a new Chief Financial Officer, we anticipate that it will be difficult to locate, recruit, and hire a new Chief Financial Officer and that it may require a significant amount of time to hire a new Chief Financial Officer. In the interim, we anticipate that Edward Hohman will sign the certifications required by SEC rules to be included in documents filed with the SEC, but other functions previously performed by Mr. Homayouni will necessarily be performed by other internal personnel and outside consultants.

Our Chief Executive Officer, Edward Hohman, and our Chief Operating Officer, John Hohman, beneficially own a majority of the shares of our common stock, which gives them control over all major decisions on which our stockholders may vote and which may discourage an acquisition of the Company.
     Edward Hohman, our Chief Executive Officer, beneficially owns approximately 38% of our outstanding common stock. John Hohman, our Chief Operating Officer, beneficially owns approximately 38% of our outstanding common stock. The interests of our Chief Executive Officer and Chief Operating Officer may differ from the interests of other stockholders. As a result, Edward Hohman and John Hohman will have the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:
•	election of our directors;

•	the amendment of our Certificate of Incorporation or By-laws;

•	the merger of our company or the sale of our assets or other corporate transaction; and

•	controlling the outcome of any other matter submitted to the stockholders for vote.
     Edward Hohman’s and John Hohman’s stock ownership may discourage a potential acquirer from seeking to acquire shares of our common stock or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.
We are subject to the reporting requirements of the federal securities laws, which impose additional burdens on us.
     We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002. As a public company, we expect these new rules and regulations to increase our compliance costs in 2008 and beyond and to make certain activities more time consuming and costly.
     As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.
     It may be time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act, when applicable to us. Since the departure of our former Chief Financial Officer, no members of our management have significant experience operating a company, whose securities are traded or listed on an exchange, or with SEC rules and requirements, including SEC reporting practices and requirements that are applicable to a publicly-traded company. We will need to recruit, hire, train and retain additional financial reporting, internal controls and other personnel in order to develop and implement appropriate internal controls over financial reporting and disclosure controls and procedures. As reported below under “Controls and Procedures—Internal Control Over Financial Reporting; Restatement of Consolidated Financial Statements, Special Committee and Company Findings,” our Board of Directors determined that we did not maintain effective controls to ensure the existence, completeness, accuracy, valuation, and documentation of discussions between a former Chief Financial Officer and our external counsel, auditors and consultants, which resulted in the misstatement of our restricted stock-based compensation expense and related disclosures, and in the need to restate our consolidated financial statements for the quarter ended June 30, 2007 and for the quarter ended September 30, 2007. If we are unable to comply with the requirements of internal control over financial reporting required by the Sarbanes-Oxley Act, when applicable, we may not be able to obtain the independent accountant certifications or attestations required by the Sarbanes-Oxley Act.

ITEM 1B. UNRESOLVED STAFF COMMENTS
     This Item is not applicable.
ITEM 2. PROPERTIES
     Our corporate headquarters are located at 1179 Center Point Drive, Henderson, Nevada 89074, where we lease 16,000 square feet of office and warehouse space. We lease 8,800 square feet of office and warehouse space at 2419 S. 49th Street, Phoenix, Arizona 85043, 6,000 square feet of office and warehouse space at 1441 W. Miracle Mile, Tucson, Arizona 85705 and 6,400 square feet of office and warehouse space at 9685 E. 102nd Avenue, Henderson, CO 80640 for our regional offices. The four previously mentioned locations are leased from Edward Hohman, our Chairman and Chief Executive Officer, and John Hohman, our Chief Operating Officer or entities owned or controlled by them. Edward Hohman and John Hohman are the Company’s principal shareholders. Rents were paid or accrued in favor of the shareholders in the amount of $247,480 and $214,485 for the twelve months ended December 31, 2007 and 2006.
ITEM 3. LEGAL PROCEEDINGS
     We have been involved in various legal and governmental proceedings incidental to our continuing business operations. As of December 31, 2007 there were no continuing legal suits or any known pending litigation related to claimed construction defects as a result of services and products provide to our customers.
     On October 26, 2008, the District Council of Iron Workers of the State of California and Vicinity (“Ironworkers”) filed a charge with the National Labor Relations Board alleging that Post Tension of Nevada, Inc. engaged in unfair labor practices in its Phoenix operations. The General Counsel of the Board issued a complaint and notice of hearing based on this charge alleging that Post Tension committed certain unfair labor practices and that the employees had engaged in an unfair labor practice strike. A hearing on this matter has been held and briefs to the Administrative Law Judge are due to be filed on April 1, 2008. The primary issue is whether a strike by employees was an “unfair labor practice” strike or an “economic” strike. Striking employees have made an offer to return to work and several have returned to work and others will be returned when work is available. If the strike is an unfair labor practice strike there is approximately $30,000 in back wages due.
     Ten of the striking employees and foremen have also filed charges with the EEOC in Cases Nos. 540-2008-01783 through 540-2008-01793 alleging that they have been discriminated against based on their national origin. A position statement has been filed on behalf of the Company.
     There are no legal disputes involving a labor organization at Post Tension’s Henderson location. Laborers’ Local 702 has been recognized as the representative of the field and shop employees at the Henderson location and PTNV and Local 702 are engaged in bargaining for a collective bargaining contract. There are no charges pending before any administrative agency concerning this bargaining relationship.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted during the fourth quarter of 2007 to a vote of our stockholders.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock has been quoted on the OTC Bulletin Board since July 2006. Our trading symbol is APTI. Subsequent to the Merger with Post Tension of Nevada, Inc., we changed our name to American Post Tension, Inc. on September 24, 2007. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     The table below sets forth, for the quarterly periods indicated, the range of high and low closing prices and cash dividends declared per share.

	2007			2006
			Declared					Declared
	High	Low	Dividends	High		Low		Dividends
1st Quarter	$0.55	$0.17	$.00	$	n/a	$	n/a	$.00
2nd Quarter	0.85	0.38	.00		n/a		n/a	.00
3rd Quarter	0.90	0.65	.00		1.20		0.17	.00
4th Quarter	0.68	0.32	.00		0.30		0.17	.00
     As of March 26, 2008, there were approximately 109 holders of record of our common stock. We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our Board of Directors. We did not repurchase any shares that were outstanding and we have no Treasury Stock.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table summarizes our equity compensation plans in effect as of December 31, 2007.

(c)
Number of Securities
	(a)		(b)	Remaining Available for
	Number of Securities to be		Weighted-average	Future Issuance Under
	Issued Upon Exercise of		Exercise Price of	Equity Compensation
	Outstanding Options,		Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights		Warrants and Rights	Reflected in Column(a))
Equity compensation plans approved by stockholders	none		$ n/a	none
Equity compensation plans not approved by stockholders	100,000	(1)	$1.00	1,500,000	(2)

Total	100,000	(1)	$$1.00	1,500,000	(2)

(1)	Includes 50,000 shares of common stock underlying warrants issued to each of our independent directors for their services as directors. The warrants entitle the directors to purchase 50,000 shares of common stock at a price of $1.00 per share.

(2)	Includes 1,500,000 shares of common stock authorized for issuance under our 2002 Non-statutory Stock Option Plan.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     We did not purchase any outstanding shares of our stock during 2007.
     Pursuant to an agreement dated as of January 4, 2008, John Hohman, our chief Operating Officer and a director, purchased 465,920 shares of common stock from Kelly Hickel, who was at the time a director of the Company, for a price of $93,184, or $0.20 per share. Pursuant to a separate agreement, also dated January 4, 2008, Edward Hohman, our President and a director, purchased 465,920 shares of common stock from The Turnaround Group, LLC, a limited liability company controlled by Mr. Hickel, for a price of $93,184, or $0.20 per share. The shares purchased from Mr. Hickel and The Turnaround Group, LLC represent all of the shares of common stock owned by them at the time of the purchases. Because John Hohman and Edward Hohman may be deemed to be “affiliated purchasers,” as defined in SEC rules, the purchases are described in the following table and are aggregated for purposes of the presentation in the table.

			Total Number of	Maximum Dollar
			Shares	Value of Shares
			Purchased as Part	That May Yet Be
	Total Number	Average	of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
January 1-January 31, 2008	931,840	$0.20	—	$—

Total	931,840	$0.20

ITEM 6. SELECTED FINANCIAL DATA
This item is not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Twelve Months Ended December 31, 2007 as compared to Twelve Months Ended December 31, 2006
     The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of our net sales:

	Twelve Months Ended December 31,
	2007	%	2006	%
Net sales	$14,969,926	100.0%	$30,222,079	100.0%

Cost of sales	11,176,984	74.7%	19,969,739	66.1%

Gross profit	3,792,942	25.3%	10,252,340	33.9%

Operating Expenses
Selling, general and administrative	4,224,916	28.2%	4,249,243	14.1%

Income from operations	(431,974)	(2.9)%	6,003,097	19.9%

Other income (expense)
Interest income (expense), net	149,319	1.0%	(29,344)	(0.1)%
Other income (expense), net	800,557	5.3%	167,830	0.5%
Merger related expenses and costs	(3,246,768)	(21.7)%	—	—%

Total other income	(2,296,892)	(15.4)%	138,486	0.5%

Income before provision for income taxes	(2,728,866)	(18.2)%	6,141,583	20.3%

Provision for income taxes	38,246	0.3%	—	—%

Net income	$(2,690,620)	(17.9)%	$6,141,583	20.3%

Results of Operations
     During the year ended December 31, 2007, the U.S. housing market was impacted by a lack of consumer confidence, decreased housing affordability, and large supplies of resale and new home inventories and related pricing pressures. These factors contributed to weakened demand for new homes, slower sales, higher cancellation rates, and increased price discounts and selling incentives to attract homebuyers, compared with the years ended

December 31, 2006 and 2005, when we had experienced record growth in our operations. As a result, gross margins recorded during the year ended December 31, 2007 decreased from the same periods in the prior years.
     We continue to operate our business with the expectation that these difficult market conditions will continue to impact us for at least the near term. We have adjusted our approach to land acquisition and construction practices, continuing to shorten our pipeline, reduce production volumes, and balance home price and profitability with sales volume. We are slowing down planned inventory purchases and payments. However, we continue to purchase economic quantities of inventory where it makes economic and strategic sense to do so. We believe that these measures will help to strengthen our market position and allow us to take advantage of opportunities that may develop in the future.
Net sales
     Net sales totaled $14,969,926 for the twelve months ended December 31, 2007, as compared to $30,222,079 for the same period in 2006, or a decrease of 50.5%. Home Builders Research reported that new home sales are down 43.8 percent in Las Vegas and permit activity is down 34.4 percent from a year ago. The year to date 2007 metro Phoenix housing market continues at a pace 23% below that of last year. Our revenue is derived from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona has resulted in reduced sales level and gross margin.
Cost of sales
     Cost of sales, including all installation expenses, during the twelve months ended December 31, 2007 was 74.7% of net sales, as compared to 66.1% in 2006. We are anticipating competition to increase and downward pressure on our gross margin during the next year as current and potential competitors seek new revenue streams. Gross margins deteriorated during the fourth quarter of 2007 as a result of price concessions to our customers and labor disputes at our Henderson, Nevada location. We experienced a labor strike and slowdown at our Henderson, Nevada location during the fourth quarter of 2007. A breakdown of our components of costs of goods sold as a percentage of sales by quarter between 2007 and 2006 is as follows:

	First	Second	Third	Fourth
2007
Sales	$3,730,008	$4,881,033	$4,166,195	$2,192,600

Material	54%	50%	52%	56%
Labor	21%	17%	19%	27%
Other	5%	1%	2%	5%
TOTAL	76%	70%	72%	88.6%

2006
Sales	$10,695,536	$9,304,034	$6,351,282	3,871,227

Material	47%	51%	46%	48%
Labor	18%	17%	18%	19%
Other	1%	1%	1%	1%
TOTAL	66%	70%	65%	67%
     We have been informed by our major raw material suppliers that prices on steel strand, rebar and plastic will experience price increases starting in March 2008. Based on known price increases we are expecting our materials costs to increase a projected 11.7% after March 2008. There is no assurance we will be able to pass such raw materials price increases onto our customers.

Selling, general and administrative expenses
     Selling, general and administrative expenses for the year ended December 31, 2007 were $4,224,916 or 28.2% of net sales as compared to $4,249,243 or 14.1% of net sales during the same period of the prior year. We hired marketing personnel to launch our Commercial Division, hired a full time Chief Financial Officer and incurred consulting fees related to being a public company. Effective August 6, 2006, we appointed a full-time Chief Financial Officer, as reported in a Current Report on Form 8-K filed with the SEC on August 9, 2007. Our Chief Executive Officer and Chief Operating Officer, whom together own approximately 76% of the outstanding shares of common stock, have salaries of $500,000 per year, beginning in April 2007. The increase in the salaries of the Chief Executive Officer, Chief Operating Officer and CFO resulted in additional expense of $479,316 versus the same period in the prior year.
Acquisition related expenses and costs
     PTNV and Magic issued shares of their common stock to consultants and advisors prior to, or contemporaneously with, the consummation of the Merger. Including the shares issued by Magic to the PTNV consultants in exchange for their shares of PTNV, Magic issued 5,325,840 shares of common stock to consultants upon the consummation of the Merger. In addition, PTNV issued 10 shares of common stock to employees prior to the consummation of the Merger that were converted into 101,600 shares of the Company stock upon the consummation of the Merger. The 5,325,840 shares of common stock issued to consultants and the 101,600 shares of common stock issued to employees were valued at $0.59 per share. The Company incurred legal, accounting and other professional services of $77,155 during the twelve month period ending December 31, 2007 as a result of being a public company and consummating the Merger.
Other income (expense), net
     The Company’s workman’s compensation insurance company, Employers Insurance Company (“EIC”), went public. The Company was a member of EIC. EIC gave to the Company stock when EIC went public. The Company sold the shares in EIC on March 19, 2007 for net proceeds of $695,334 which resulted in a gain on sale of stock.
Provision for income taxes
     The Company did not record a provision for income taxes for the year ended December 31, 2006, as PTNV was an S corporation until April 2007. All retained earnings of PTNV were reclassified to Additional paid-in capital on the Subchapter S election termination by PTNV. The Company recorded a Deferred Tax Asset at December 31, 2007 of $38,246 during the fourth quarter to reflect a loss carryforward.
OUTLOOK
     As a result of the increasingly challenging operating environment that developed in 2007, we entered 2008 with a substantial decrease in backlog compared to year-earlier levels. This substantial decrease in our backlog reflects lower backlog levels in each of our regions and stems largely from declining orders for new homes.
     While it is too early to extrapolate our experience in the first three months of 2008 to the remainder of the year, we do not expect current difficult market conditions in U.S. housing markets to improve significantly, or at all, in 2008. These conditions, which include an oversupply of new and resale home inventories in certain markets, uncertainty in the relevant credit markets due to the recent problems with sub-prime mortgages, lack of affordability in some areas and greater competition, have encouraged many homebuilders and other sellers of residential real estate to aggressively employ discounts, incentives and price concessions to close home sales. Until the supply of unsold homes is reduced and affordability improves, we expect the current oversupply of new and resale homes to continue. Because the markets in which we operate have experienced varying degrees of difficulty, we expect them to improve at different rates with some markets recovering faster than others.
     We believe the general health of the U.S. economy, including still historically low interest rates and high employment levels, bodes well for the eventual recovery of the homebuilding industry and our long-term future financial performance. However, in the near-term, economic data suggest that U.S. consumer demand for residential housing at current prices remains soft. The U.S. Census Bureau recently reported that single-family housing starts in December 2007 were approximately 25% lower than in December 2006, while the median sales price for new homes rose approximately 0.3% in December 2007 from the year-earlier period. Meanwhile, as speculative investors exit the market and consumers delay or cancel home purchases, an oversupply of unsold inventory continues to produce supply/demand imbalances. We believe it will take time for individual housing markets to work through excess supply and that conditions will not improve until late-2008 or 2009 at the earliest.
     In light of the present operating environment, we anticipate that our unit revenues, gross margins, net income and earnings per share in 2008 will remain flat for our current operations. If current net order or selling price trends worsen, or if economic factors, including inflation, interest rates, consumer confidence or employment, deteriorate, our 2008 performance will likely worsen as well. Entering the new year, we remain focused on the disciplines of our operational business model to manage through this downturn. Specifically, we are continuing to align our organization with anticipated flat unit sales volumes in 2008, and we are actively seeking opportunities to improve our cost structure and maximize performance. Longer term, we believe that our disciplined operating approach and strong financial position will allow us to capitalize on improvements in the U.S. housing market as they occur.
Critical Accounting Policies and Estimates
     The accompanying consolidated financial statements were prepared in conformity with United States generally accepted accounting principles. When more than one accounting principle, or the method of its application, is generally accepted, we select the principle or method that is appropriate in our specific circumstances (see Note 1 of our Consolidated Financial Statements). Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these consolidated financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the consolidated financial statements, giving due regard to materiality.
     Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.
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
     Cash, Cash Equivalents and Concentration of Credit Risk—The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash. The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of December 31, 2007, the Company had cash balances of $1,206,064, which is in excess of the federally insured limit of $100,000. The Company has substantial cash balances which are invested in a money market account with a bank.
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
     Related Parties—For the purposes of these financial statements, parties are considered to be related if one party has the ability, directly or indirectly, to control the party or exercise significant influence over the other party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.
     Basic and Diluted Earnings/(Loss) Per Share— Net earnings and loss per share is computed in accordance with Statement of Financial Standards No. 128, Earnings Per Share (“SFAS No. 128’’). SFAS No. 128 requires the presentation of both basic and diluted earnings per share. Basic net earnings and loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur through the potential effect of common shares issuable upon the exercise of stock options, warrants and convertible securities. The calculation assumes: (i) the exercise of stock options and warrants based on the treasury stock method; and (ii) the conversion of convertible preferred stock only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations.
Seasonality
     Our quarterly installation and operating results may vary significantly from quarter to quarter as a result of seasonal changes as well as weather. Historically, sales are highest during the second and third quarters as a result of more favorable weather conditions.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
AMERICAN POST TENSION, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     To The Board of Directors and Stockholders of American Post Tension, Inc.:
     We have audited the accompanying consolidated balance sheets of American Post Tension, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income shareholders equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Post Tension, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
Tinter, Scheifley, Tang, LLP
Certified Public Accountants
Dillon, Colorado
March 31, 2008

AMERICAN POST TENSION, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2007

	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,206,064	$2,937,178
Accounts receivable, net of allowance for doubtful accounts of $240,275 at December 31, 2007 and $291,100 at December 31, 2006	1,387,163	1,885,808
Other receivables	100,498	—
Inventory	1,691,623	2,752,337
Prepaid expenses	105,863	116,697
Deferred tax asset	38,246	—

Total current assets	4,529,457	7,692,020

Property and equipment, net of accumulated depreciation of $1,247,806 at December 31, 2007 and $1,107,309 at December 31, 2006	1,006,439	1,065,148

Total assets	$5,535,896	$8,757,168

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$289,361	$498,939
Accrued interest	1,080	9,700
Current portion of long-term debt	—	9,577
Shareholder loans — current portion	185,085	530,106

Total current liabilities	475,526	1,048,322

Long-term liabilities:
Shareholder loans	—	203,684

Total liabilities	475,526	1,252,006

Shareholders’ equity:
Preferred stock, $.0001 par value — authorized, 1,000,000 shares at December 31, 2007 and December 31, 2006; no shares issued or outstanding at December 31, 2007 and December 31, 2006
Common stock, $.0001 par value — authorized, 50,000,000 shares at December 31, 2007 and December 31, 2006; issued, 34,291,600 and 25,400,160 shares at December 31, 2007 and December 31, 2006, respectively	3,429	2,540
Additional paid-in capital	5,167,799	7,574
Retained Earnings	(110,858)	7,495,048

Total shareholders’ equity	5,060,370	7,505,162

Total liabilities and shareholders’ equity	$5,535,896	$8,757,168

The accompanying notes are an integral part of the financial statements.

AMERICAN POST TENSION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2007	2006
Sales	$14,969,926	$30,222,079

Cost of sales	11,176,984	19,969,739

Gross margin	3,792,942	10,252,340

Other costs and expenses
Selling, general and administrative	4,224,916	4,249,243

Income (loss) from operations	(431,974)	6,003,097

Other income and (expense)
Merger related expenses and costs	(3,246,768)	—
Other income, net	800,557	167,830
Interest income (expense), net	149,319	(29,344)

	(2,296,892)	138,486

Net income before income tax	$(2,728,866)	$6,141,583

Provision for income taxes	38,246	—

Net income	(2,690,620)	6,141,583

Net income (loss) per share — basic	$(0.08)	$0.24

Net income (loss) per share — diluted	$(0.08)	$0.24

Weighted average common shares outstanding — basic	$31,816,160)	$25,400,160

diluted	31,816,160	25,400,160

The accompanying notes are an integral part of the financial statements.

AMERICAN POST TENSION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
Net Income (loss)	$(2,690,620)	$6,141,583

Adjustment to reconcile net income to net cash provided by operating activities (used in):
Depreciation	188,190	179,089
Shares issued as part of merger in lieu of cash	3,142,245	—
Shares issued to employees and BOD members	93,944	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	498,645	3,438,199
Other receivable	(100,498)	—
Inventory	1,060,714	(1,746,280)
Prepaid expenses and other assets	10,834	8,249
Deferred tax asset	(38,246)	—
Increase (decrease) in Accounts payable and accrued expenses	(218,198)	33,049
Total adjustments	4,637,630	1,912,305

Net cash provided (used in) operating activities	1,947,010	8,053,888

Cash flows from investing activities:
Distribution of property and equipment to shareholders in lieu of cash compensation	21,882	—
Net proceeds from the sale/retirement of property and equipment	(2,627)	—
Acquisition (sale) of property and equipment	(148,736)	(104,977)

Net cash provided (used) in investing activities	(129,481)	(104,977)

Cash from financing activities:
Shareholder distributions	(2,994,768)	(6,614,000)
Issuance of shares for net assets in reverse merger	4,407	—
Repayment of lines of credit	—	(1,368,873)
Repayment of notes payable	(9,577)	(18,548)
Proceeds from shareholder loans	—	800,000
Repayment of shareholder loans	(548,705)	(66,210)

Net cash provided by financing activities	(3,548,643)	(7,267,631)

Net increase (decrease) in cash and cash equivalents	(1,731,114)	681,280

Cash and cash equivalents, beginning of period	2,937,178	2,255,898

Cash and cash equivalents, end of period	$1,206,064	$2,937,178

Supplemental cash flow information
Cash paid for Income Taxes	29,426	537
Cash paid for interest	32,534	71,759
The accompanying notes are an integral part of the financial statements.

AMERICAN POST TENSION, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2007 and 2006

	Common Stock		Additional		Total
	Common		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity

Balances at December 31, 2005	25,400,160	2,540	7,574	7,967,465	7,977,579

Net income				6,141,583	6,141,583

Distributions to shareholders	—	—	—	(6,614,000)	(6,614,000)

Balances at December 31, 2006	25,400,160	$2,540	$7,574	$7,495,048	$7,505,162

Issuance of restricted shares for consulting services	5,325,840	533	3,141,712	—	3,142,245

Issuance of restricted shares to employees of PTNV	101,600	10	59,934	—	59,944

American Post Tension, Inc. reclassification upon merger on April 12, 2007	3,414,000	341	4,066	—	4,407

Reclassification of PTNV retained earnings at the time of S Corporation revocation in April 2007	—	—	1,920,518	(1,920,518)	—

Issuance of restricted shares to BOD members	50,000	5	33,995		34,000

Net income (loss)				(2,690,620)	(2,690,620)

Distributions to shareholders	—	—	—	(2,994,768)	(2,994,768)

Balances at December 31, 2007	34,291,600	$3,429	$5,167,799	$(110,858)	$5,060,370

The accompanying notes are an integral part of the financial statements.

AMERICAN POST TENSION, INC.
NOTES TO THE AUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2007
NOTE 1: ORGANIZATION AND NATURE OF BUSINESS
Company Overview
     Post Tension of Nevada, Inc. (PTNV) was incorporated under the laws of the State of Nevada on June 28, 1982. Headquartered in Henderson, NV the Company operates in one distinct line of business. The Company provides a system of concrete slab reinforcement known as “post tensioning” that utilizes a lattice of flexible cladded wire cable and adjustable anchors to strengthen a poured in place concrete slab. The cable grid is set in place before the concrete pour and is a replacement system from the standard re-bar reinforcement system. After the concrete has cured, the unanchored cable ends are pulled to a specified tension and then anchored. This system of concrete slab reinforcement has been in general use since 1967 and is generally considered to be superior to re-bar reinforcement.
     The Company markets its services throughout the Southwestern United States to local and national concrete supply companies and homebuilders. The work is performed under fixed-price contracts for delivery and installation of the system and in some cases, delivery of materials only. The Company has sales and service locations in Henderson, NV, Phoenix and Tucson, AZ and in Denver, CO.
     On April 12, 2007, the Company completed a reverse merger transaction with Magic Communications, Inc. (“Magic”), which was originally formed as a New York corporation on January 16, 1997 and reincorporated as a Delaware corporation in November 2002. Magic conducted only limited operations prior to the reverse merger and changed its name to American Post Tension, Inc. (“APTI”) on September 24, 2007.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.
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
     Cash, Cash Equivalents and Concentration of Credit Risk—The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash. The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of December 31, 2007, the Company had cash balances of $1,206,064, which is in excess of the federally insured limit of $100,000. The Company has substantial cash balances which are invested in a money market account with a bank.

     Fair Value of Financial Instruments— The carrying value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivables, other payable and accrued liabilities, approximate their fair values due to the short-term maturity of these instruments.
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
     Advertising Costs— Advertising costs are expensed as incurred and were approximately $33,223 and $26,373,for the years ended December 31, 2007 and 2006, respectively.
     Income Taxes—Income taxes are accounted for in accordance with the provisions of SFAS No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly. Prior to the reverse merger with Magic, PTNV filed its income tax returns pursuant to the provisions of Subchapter S of the Internal Revenue Code. As such, net income was passed through to the benefit of the shareholders. This election terminated as a result of the merger.
     Comprehensive Income—SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. The Company has not identified any sources of comprehensive income for the periods presented.
     Related Parties—For the purposes of these financial statements, parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

     Segment reporting— SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. Starting from 2006, the Company operates in one reportable operating segment.
     Basic and Diluted Earnings/(Loss) Per Share— Net earnings and loss per share is computed in accordance with Statement of Financial Standards No. 128, Earnings Per Share (''SFAS No. 128’’). SFAS No. 128 requires the presentation of both basic and diluted earnings per share. Basic net earnings and loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur through the potential effect of common shares issuable upon the exercise of stock options, warrants and convertible securities. The calculation assumes: (i) the exercise of stock options and warrants based on the treasury stock method; and (ii) the conversion of convertible preferred stock only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations.
     Equity-Based Compensation— On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in our adoption of SFAS 123(R).
     The Company has adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the year ended December 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2007 was $3,246,768 which consisted of stock-based compensation expense related to the issuance of restricted common stock to employees and others for services performed in connection with the Magic merger.
NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS
     The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, except for nonpublic and pass-through entities which will have to comply for periods that begin after December 15, 2007.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. Management does not expect adoption of SFAS 157 to have a material impact on the Company’s financial statements.

     On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“FASB 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51, or SFAS No. 160”. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on our financial position or results of operations.
NOTE 4: BUSINESS COMBINATION
     On April 12, 2007, the Company completed a business combination with Magic that has been accounted for as a reverse merger. The 3,414,000 outstanding shares held by Magic’s shareholders prior to the merger are considered to be issued by the Company at the merger date in exchange for the net assets of Magic, $4,066 at that date. Additionally, on the merger date, the Company agreed to assume certain obligations of Magic, including the fulfillment of certain financial consultant contracts dated in March of 2007 which provided for the issuance of Magic common stock in exchange for the services. The shares had not been issued by Magic as of the merger date. Additionally, PTNV was obligated to pay a success fee to a financial consultant as a result of the merger. Immediately prior to the merger, PTNV issued shares of its common stock to the consultants that became convertible into 5,325,840 newly issuable Magic shares. In accordance with the valuation provisions of SFAS No. 141, the market price for a reasonable period before and after the date that the terms of the acquisition are agreed to and announced were considered in determining the fair value of securities issued. As a result, the Company recorded an aggregate of $3,142,245 of expense in its financial statements in recognition of the costs associated with the consulting contracts.
     As a result of the Merger, PTNV shareholders continue to exercise control over the Company, the transaction is deemed to be a capital transaction whereby the Magic is treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets were recorded as a result of the Merger. Accordingly, the Company did not recognize goodwill or any other intangible assets in connection with the transaction. PTNV is treated as the acquirer for accounting purposes. Therefore, the historic financial statements prior to the Merger are those of PTNV and post merger, the financial statements represent the consolidated financial position and operating results of Company and its wholly-owned subsidiary, Post Tension of Nevada. All retained earnings of PTNV were recapitalized to additional paid in capital as of the merger date.
     There was no corresponding tax effect, since PTNV was an S Corporation prior to the merger. All tax benefits associated with the additional expense associated with the valuation of the shares issued are a benefit to the S Corporation shareholders prior to the completion of the Merger.
NOTE 5: ACCOUNTS RECEIVABLE
     Accounts receivable are summarized as follows:

	December 31,	December 31,
	2007	2006
Accounts receivable	$1,627,438	$2,176,908
Allowance for doubtful accounts	(240,275)	(291,100)

Net amount	$1,387,163	$1,885,808

     The Company’s top ten customers comprised 58% of sales during the twelve month period ending December 31, 2007. The top ten customers comprised 64% of sales during the twelve months ended December 31, 2006.
NOTE 6: PROPERTY AND EQUIPMENT, NET
     As of December 31, 2007 and December 31, 2006, the Company’s property and equipment, net is comprised of:

	December 31,	December 31,
	2007	2006
Buildings	$372,564	$356,124
Leasehold improvements	219,140	219,140
Transportation equipment	563,602	575,229
Machinery and equipment	946,356	941,152
Furniture, fixtures and office equipment	33,060	27,046
Computers	49,409	43,204
Software	69,913	10,562

	2,254,045	2,172,457

Less: Accumulated depreciation	(1,247,605)	(1,107,309)

Total net fixed assets	$1,006,439	$1,065,148

     Depreciation and amortization related to property and equipment was $188,190 during the twelve months ended December 31, 2007 and $179,089 during the twelve months ended December 31, 2006.
NOTE 7: ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses at December 31, 2007 and December 31, 2006 consisted of the following:

	December 31,	December 31,
	2007	2006
Accounts payable	$127,311	$428,560
Accrued expenses	35,000
Payroll accrual and payroll taxes	119,297	48,312
Sales/Use tax	7,753	22,065
Accrued interest	1,080	9,700

Total accounts payable and accrued expense	$290,441	$508,637

NOTE 8: RELATED PARTY TRANSACTIONS
     The Company leases substantially all of its office, maintenance and warehouse facilities from Edward Hohman, President, and John Hohman, Chief Operating Officer, who are the Company’s principal shareholders. Rents were paid or accrued in favor of the shareholders in the amount of $247,480 during the twelve months ended December 31, 2007, $214,585 during the twelve months ended December 31, 2006 and $214,560 during the twelve months ended December 31, 2005.
NOTE 9: SHAREHOLDER LOANS AND LONG TERM DEBT
     At December 31, 2007 and December 31, 2006 the Company had loans due to its shareholders aggregating $185,085 and $733,790, respectively. The loans are due on April 15, 2008 and bear interest at 7% per annum. Additionally the Company has notes payable for vehicle purchases aggregating $0 and $9,577 at December 31, 2007 and December 31, 2006, respectively. The notes bear interest at rates from 6.5% and 8% per annum and are due in monthly installments aggregating $1,938. Those loans were repaid in full on April 7, 2008.
NOTE 10: STOCKHOLDERS’ EQUITY
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
     PTNV and Magic issued shares of their common stock to consultants and advisors prior to, or contemporaneously with, the consummation of the Merger. Including the shares issued by Magic to the PTNV consultants in exchange for their shares of PTNV, Magic issued 5,325,840 shares of common stock to consultants. In addition, PTNV issued 10 shares of common stock to employees prior to the consummation of the Merger that were converted into 101,600 shares of the Company upon the consummation of the Merger. The 5,325,840 shares of common stock and 101,600 shares of common stock were valued their estimated fair value based upon the trading price of the Company’s common stock as of the date the commitment to issue the shares became evident.
     PTNV reclassified $1,920,518 from retained earnings to Additional paid in capital when PTNV terminated is Subchapter S election in April 2007. PTNV prior to the consummation of the Merger made distributions to shareholders in the amount of $438,050 during the three months ended March 31, 2007 and $2,556,718 during the three months ended June 30, 2007. The distributions to shareholders were recorded as a reduction to retained earnings.

     All references to shares and per share amounts in the accompanying financial statements have been restated to reflect the aforementioned share exchange. All retained earnings of PTNV were reclassified to Additional Paid in Capital on the date of the termination of its Subchapter S election in April 2007.
     The Company issued 25,000 shares of restricted stock to two independent members of the Board of Directors in July 2007 (for a total issuance of 50,000 shares of restricted common stock). The Company recorded compensation expense in the amount of $34,000 to reflect the estimated value of the 50,000 shares of common stock.
NOTE 11: STOCK OPTION PLAN
     The Board of Directors of Magic, on November 24, 2002, adopted the Company’s 2002 Non-Statutory Stock Option Plan (“Plan”) so as to provide a critical long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company and its subsidiaries, if any. The Board of Directors believes that the Company’s policy of granting stock options to such persons will continue to provide it with a critical advantage in attracting and retaining qualified candidates. In addition, the Plan is intended to provide the Company with maximum flexibility to compensate plan participants. It is expected that such flexibility will be an integral part of the Company’s policy to encourage employees, non-employee directors, consultants, attorneys and advisors to focus on the long-term growth of stockholder value. The Board of Directors believes that important advantages to the Company are gained by an option program such as the 2002 Plan which includes incentives for motivating employees of the Company, while at the same time promoting a closer identity of interest between employees, non-employee directors, consultants, attorneys and advisors on the one hand, and the stockholders on the other. As of December 31, 2007, no options have been granted pursuant to the plan.
NOTE 12: INCOME TAXES
     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes (“SFAS No.109”). SFAS No.109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Prior to 2003, the Company and its stockholders elected to be taxed under subchapter S of the Internal Revenue Code. As a result, all income and losses were reported by the Company’s stockholders. The following is a reconciliation of income taxes computed using the statutory Federal rate to the income tax expense in the financial statements for December 31, 2007.

Income tax provision at the federal statutory rate	34%

Effect of operating losses	(34)%
As of December 31, 2007, the Company has net operating losses for Federal income tax purposes totaling approximately $110,858. The following is a schedule of deferred tax assets as of December 31, 2007:

Net operating loss	$110,858

Net deferred tax asset	$38,246
     Under Sections 382 and 269 (the “shell corporation” rule) of the Code following an “ownership change,” special limitations (“Section 382 Limitations”) apply to the use by a corporation of its net operating loss, or NOL, carryforwards arising before the ownership change and various other carryforwards of tax attributes (referred to collectively as the “Applicable Tax Attributes”). The Company had NOL carryforwards due to historical losses of Magic of approximately $364,393 at December 31, 2006. This NOL carryforward will expire through calendar year 2026 if not utilized and is subject to review and possible adjustment by the IRS. As a result of the Merger, the

Company experienced an ownership change, and Section 382 Limitations will apply to the Applicable Tax Attributes of the Company.
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
NOTE 13: OTHER INCOME
     The Company’s workman’s compensation insurance company, Employers Insurance Company (“EIC”), went public. The Company was a member of EIC, and thus received stock from EIC when it went public. The Company sold the shares in EIC on March 19, 2007 for net proceeds of $695,334, which resulted in a gain on sale of stock. The gain was reflected on the Company’s condensed consolidated statements of operations as “other income”.
NOTE 14: NET INCOME PER SHARE
     Net (loss) income per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires presentation of basic and diluted net (loss) income per share. Basic net (loss) income per share excludes dilution, and is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. During the twelve months ended December 31, 2007 and for all prior periods, diluted net income per share is computed in the same manner as basic net income per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method), and (2) the effect of unvested shares of common stock outstanding. Anti-dilutive instruments are not considered in this calculation.
     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the twelve months ended December 31, 2007 and 2006:

	Twelve Months Ended
	December 31,
	2007	2006
NUMERATOR:
Income available to common shareholders	$(2,690,620)	$6,141,583
Numerator for net income per common share — basic and diluted	$(2,690,620)	$6,141,583
DENOMINATOR:
Weighted average common shares	31,816,160	25,400,160
Effect of dilutive securities:
Options	—	—
Restricted shares	—	—

Denominator for net income per common share — basic and diluted	31,816,160	25,400,160
Net income per common share:
Net income—basic	$(0.08)	$0.24

Net income—diluted	$(0.08)	$0.24

NOTE 15: INFORMATION ABOUT MAJOR CUSTOMERS
     The Company had five major clients who individually comprised more than 10% of the Company revenues in 2007 and four in 2006. The table below outlines the customers, the percentage of revenues for fiscal year ending December 31, 2007 and 2006, and the open Accounts Receivable as of December 31, 2007 and 2006.
2007

	Total	% of	A/R as of
Major Customers	Revenues	Revenues	12/31/07

Customer A	$1,700,530	19%	$139,800
Customer B	$1,700,293	19%	$77,375
Customer C	$965,080	11%	$118,870
Customer D	$869,399	10%	$39,487
Customer E	$842,202	10%	$21,180
2006

	Total	% of	A/R as of
Major Customers	Revenues	Revenues	12/31/06

Customer A	$4,131,182	21%	$87,710
Customer B	$3,078,049	16%	$123,215
Customer C	$2,236,424	12%	$154,283
Customer D	$2,000,808	10%	$38,402
     The Company has 115 active customers. Most of them are contractors, concrete suppliers and other subcontractors to the construction industry. The top 10 customers accounted for $8,751,213 in our revenues for the twelve months ended December 31, 2007.
NOTE 16: SUPPLEMENTAL FINANCIAL INFORMATION
     A summary of additions and deductions related to the allowance for doubtful accounts for the year ended December 31, 2006 and the twelve months ended December 31, 2007 is as follows:

	Balance at			Balance at
	Beginning			End of
	of Period	Additions	Deductions	Period
Year ended December 31, 2006	$291,100	$—	$—	$291,100
Year ended December 31, 2007	$291,100	—	50,725	$240,275

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     On April 16, 2007, the Board of Directors of the Company approved a change in our independent registered public accounting firm for the fiscal year ended December 31, 2006 from Sherb & Co., LLP to Tinter Scheifley Tang, LLP. On May 21, 2007, we entered into an engagement agreement with Tinter Scheifley Tang, LLP to audit our financial statements as of December 31, 2006, and on October 10, 2006 we entered into an engagement agreement with Tinter Scheifley Tang, LLP to audit our financial statements as of December 31, 2005.
     Sherb & Co., LLP’s report on our financial statements dated March 22, 2007 for the past two fiscal years ended December 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that Sherb & Co., LLP expressed in its report dated March 22, 2007 substantial doubt about our ability to continue as a going concern. During the fiscal years ended December 31, 2005 and 2006 and in the subsequent interim period through May 20, 2007, there were no disagreements with Sherb & Co., LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Sherb & Co., LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report. During the fiscal years ended December 31, 2005 and 2006 and in the subsequent interim period through May 20, 2007, there were no reportable events as defined in Item 304 (a)(1)(v) of SEC Regulation S-K.
     During the fiscal years ended December 31, 2005 and 2006 and in the subsequent interim period through May 20, 2007, neither we nor anyone on our behalf consulted Tinter Scheifley Tang, LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a disagreement (as described above), as there were no such disagreements, with Sherb & Co., LLP, or a reportable event (as defined in Item 304 (a)(1)(v) of SEC Regulation S-K).
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”), Edward Hohman, and our then-current Chief Financial Officer (“CFO”), C. Dean Homayouni, Esq., CPA, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the report that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Internal Control Over Financial Reporting; Restatement of Consolidated Financial Statements, Special Committee and Company Findings
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

     On December 28, 2006, Magic entered into a Memorandum of Understanding with PTNV, which became firm and was announced in a Current Report on Form 8-K, filed with the SEC on February 20, 2007. On April 17, 2007, we filed a Current Report on Form 8-K (as amended by the filing of amended Current Reports on Form 8-K on May 7, 2007 and June 28, 2007) with the SEC to report the completion of the Merger Agreement with PTNV and Acquisition Corp. The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Corp, would merge with and into PTNV (the “Merger”). As a result of the Merger, PTNV became a wholly-owned subsidiary of Magic. Each outstanding share of PTNV common stock was converted into the right to receive 10,160.064 shares of Magic’s common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement at closing, Magic issued, and the PTNV stockholders received, in a tax-free exchange, shares of the Company common stock such that PTNV stockholders now own approximately 90% of the issued and outstanding shares of the Company. Magic Communications, Inc., subsequent to the Merger, changed its name to American Post Tension, Inc. (“APTI”) on September 24, 2007.
     PTNV and Magic issued shares of their common stock to consultants and advisors prior to, or contemporaneously with, the consummation of the Merger. Including the shares issued by Magic to the PTNV consultants in exchange for their shares of PTNV, Magic issued 5,325,840 shares of common stock to consultants upon the consummation of the Merger. In addition, PTNV issued 10 shares of common stock to employees prior to the consummation of the Merger that were converted into 101,600 shares of the Company upon the consummation of the Merger.
     The 5,325,840 shares of common stock and 101,600 shares of common stock were originally valued at $0.16 per share. On November 30, 2007, our Board of Directors created a Special Committee comprised of the two independent directors to work with the Company’s then-current Chief Financial Officer to conduct a voluntary, internal review of the Company’s recording and valuation of stock issued to employees and consultants. The Special Committee retained outside counsel and a valuation expert to assist with this review. Based on the final report issued by the Company’s retained valuation expert, the Special Committee made a preliminary determination that the prior valuation of $0.16 per share recorded by the Company should be adjusted to a revised fair market value of $0.36 per share. The valuation expert’s calculation involved an average of fair values determined independently by means of a market approach and a discounted cash flow approach. Following that preliminary determination, the Board of Directors reviewed the valuation expert’s report with the Company’s independent accountant and, as a result of that review, determined that the valuation recorded by the Company should be adjusted to a revised fair market based solely upon a market approach in accordance with the valuation provisions of SFAS No. 141 “Business Combinations”, whereby the market price for a reasonable period before and after the date that the terms of the acquisition are agreed to and announced are to be considered in determining the fair value of securities issued.. The revised valuation resulted in a fair market value of $.59 per share which provided for an additional expense of $0.43 per share of common stock issued results in an additional non-cash compensation expense of $2,333,799 during the three months ended June 30, 2007. Compensation expense is recorded in accordance with Statement of Financial Accounting Standards No. 123(R) (revised) “Share-Based Payment” (“SFAS No. 123(R)”).
     All of the foregoing charges were non-cash and had no impact on our reported net sales or cash or cash equivalents. There was no effect upon the balance sheet accounts as reported in the 10-Q for the three months ended June 30, 2007 filed on August 14, 2007 and as amended in Amendment No. 1 thereto, also filed on August 14, 2007).
     As a result of the work of the Special Committee and the additional consultations with our independent registered public accounting firm, our Board of Directors determined that we did not maintain effective controls to ensure the existence, completeness, accuracy, valuation, and documentation of discussions between a former Chief Financial Officer and our external counsel, auditors and consultants, which resulted in the misstatement of our restricted stock-based compensation expense and related disclosures. As a result of the findings of the committee, our Board of Directors concluded that we needed to amend the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 14, 2007 (and as amended in Amendment No. 1 thereto, also filed on August 14, 2007) to restate our condensed consolidated financial statements for the quarter ended June 30, 2007 and the related disclosures. Our Board also concluded that we needed to amend the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 14, 2007 to restate our condensed consolidated financial statements for the quarter ended September 30, 2007 and the related disclosures.

     Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     Effective controls, including monitoring, were not maintained to ensure the existence, completeness, accuracy, valuation and documentation of discussions between a former Chief Financial Officer and our external counsel, auditors and consultants. This control deficiency resulted in the misstatement of our restricted stock-based compensation expense and related disclosures, and in the need to restate our consolidated financial statements for the quarter ended June 30, 2007 and for the quarter ended September 30, 2007.
ITEM 9B. Other Information
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
     Our directors and our executive officers are as follows:

Name	Age	Position
Edward Hohman(1)	51	President, Chief Executive Officer
John W. Hohman(1)	52	Chief Operating Officer and Director
C. Dean Homayouni, Esq., CPA(3)	50	Chief Financial Officer
Kelly T Hickel(2)	65	Director
David Meyrowitz, Esq.	61	Director
Paul Lisak	63	Director
Stephen D. Rogers(1)	57	Former President, CEO, Chief Financial Officer and Director
Maureen Rogers(1)	51	Former Vice President and Director
     Each director holds office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. Executive officers are elected annually and serve at the discretion of our Board of Directors.

(1)	As a consequence of the Merger, Stephen D. Rogers and Maureen Rogers resigned as officers and directors, effective ten (10) days from the filing with the Securities and Exchange Commission of an Information Statement on Schedule 14f-1 and the transmission of that Information Statement to all holders of record of the Company’s common stock. John Hohman, Edward Hohman and Kelly T. Hickel were appointed to the Board of Directors, effective ten (10) days from the date of the filing and transmission of the Information Statement described above. As a consequence of the Merger, Edward Hohman was appointed as President; John Hohman was appointed as Chief Operating Officer, Kelly T. Hickel as acting Chief Financial Officer and Secretary, and Sabatha Golay as Treasurer. On June 27, 2007, Mr. Edward Hohman, Chairman of Magic Communications, Inc. announced that the Board of

Directors (the “Board”) of the Company elected Mr. Paul Lisak, M.S., R.E.H.S., and Mr. David Meyrowitz to fill the vacant Board seats in accordance with the terms of the Merger.

(2)	On February 14, 2008, Kelly T. Hickel announced his resignation from our Board in an e-mail communication to Edward Hohman, our president and chairman of the Board of Directors. Mr. Hickel and his affiliate, The Turnaround Group, LLC, had recently sold all of their share holdings in the Company to Edward Hohman and John Hohman, our chief operating officer.

(3)	On March 12, 2008, Mr. Homayouni delivered to the Company a notice of termination pursuant to the terms of our employment agreement with Mr. Homayouni, resulting from a compensation dispute with the Company. The Company and Mr. Homayouni attempted, during the period from March 12 to April 4, to settle the dispute regarding the termination of his employment and any ongoing relationship to the Company (including, among other things, whether he would act as the Company’s Chief Financial Officer during such period of negotiations and, if agreed, after such period). On April 4, 2008, those settlement discussions and Mr. Homayouni’s relationship to the Company were terminated without resolution. Mr. Homayouni has demanded arbitration of the disputed matters between the Company and him, as provided in our employment agreement with him, and has filed an arbitration claim for $150,000.
EDWARD HOHMAN has been Chairman of the Board and President of Post Tension of Nevada since 1988. Mr. Edward Hohman was a Journeyman Ironworker from 1974 to 1994, during which time he helped complete such major projects as the San Onofre Power Plant, United Airlines Parking Garage LAX, Flamingo Hotel, Desert Inn Hotel, Tropicana Hotel, Horseshoe Hotel and Caesars Palace Hotel. Mr. Edward Hohman became Foreman in 1978 and a partner in Trojan Steel in 1981 through 1988.
JOHN W. HOHMAN has been Chief Operating Officer and a Director of Post Tension of Nevada since 1988. Mr. John Hohman was a Journeyman Ironworker from 1973 to 1994, during which time he helped complete such major projects as the Steamboat Springs Power Plant, St Mary’s Hospital in Phoenix, Fashion Show Mall in Las Vegas and many highway and infrastructure projects. He became Foreman and then Superintendent and then, in 1981, Area Superintendent. In 1990, Mr. John Hohman started his own reinforcing steel company which was merged into Post Tension of Nevada in 1993.
C. DEAN HOMAYOUNI, ESQ. CPA was the Chief Financial Officer of the Company beginning in August 2007. He is a licensed Attorney and Certified Public Accountant in the states of Nevada and California. Mr. Homayouni started his career as a Certified Public Accountant and auditor for the international accounting firms of Arthur Anderson &Co. and Price Waterhouse & Co. for six years. He has held high level executive positions for various companies including Controller as Computer People, Inc., Controller for Delphi Information Systems, Director of Finance for the International House of Pancakes, and Director of Finance for Bowne Business Solutions and the Vice President of Finance of Las Vegas Entertainment, Inc. He attended University of Pittsburgh from which he graduated in 1983 with a B.A. in Business Administration and graduate from law school at Loyola Law School in Los Angeles, California in May 2002. Mr. Homayouni has over 20 years experience as a CPA and attorney. As reported above in footnote (3) to the table identifying our executive officers and directors, on April 4, 2008, Mr. Homayouni’s relationship to the Company was terminated without resolution. Mr. Homayouni has demanded arbitration of the disputed matters between the Company and him, as provided in our employment agreement with him, and has filed an arbitration claim for $150,000.
KELLY T. HICKEL was appointed as Chairman of Paradise Music & Entertainment, Inc. (PDSE.pk) in February 2001 and served until June 2006. Mr. Hickel was the turn-around President to Miniscribe Corp., a troubled Fortune 500 disk drive manufacturer, from 1989 to 1990. In 1989 MiniScribe was the then-largest high technology company fraud in U.S. history. Mr. Hickel helped conduct a 363B sale to Maxtor from bankruptcy and supported the estate as it returned $900 million to its stakeholders including 41% of the value to the public shareholders. Mr. Hickel has been building products and services based on the Internet since 1981. He was the President of the Maxwell Technology Information Systems Group from 1993 until 1997. During his tenure, Maxwell was the 9th best performing stock on NASDAQ in 1996. Mr. Hickel was, recently, Chairman and Chief Restructuring Office of The Tyree Company in Farmingdale, New York from February 2005 to June 2006. Kelly has been Managing Director of

The Turnaround Group, LLC and Strategic Growth Associates, a Denver-based advisory firm since 2002. Mr. Hickel is a graduate of Indiana University, with a Bachelors of Science and has attended coursework at Columbia University.
DAVID MEYROWITZ has been a Senior Partner in the law firm of Simon Meyrowitz & Meyrowitz, P.C. for over twenty years. Mr. Meyrowitz has acted as special counsel to Valley National Bank and Washington Mutual Bank in connection with their mortgage and construction loan financing. Mr. Meyrowitz also acts as special collection counsel to the New York City Housing authority. Mr. Meyrowitz has been an officer and/or director of a number of companies and has acted as general and/or special counsel to many of them as well. He is currently on the Board of Directors of The Center For Wound Healing, Inc., a publicly traded company located in Iselin NJ.
PAUL LISAK retired in 2002 as Los Angeles (“LA”) County’s Hazardous Materials Control Manager, and from over 30 years service devoted to the administration and management of public health, and management of hundreds of millions of dollars in public funds. Mr. Lisak had been promoted to the aforementioned position in 1994, after serving 10 years in LA County’s Hazardous Waste/Materials Divisions as a supervisor and industrial hygienist. Prior to that, in 1980, he had been promoted to Administrator of LA County’s Public Health Labs, testing for communicable diseases and associated environmental chemical and toxic analyses. He is currently on the board of Early Detection, Inc. and Paradise Music & Entertainment, Inc. both publicly traded companies.
     Our Board has considered the independence of its members in light of the independence criteria defined by the applicable NASDAQ Stock Market, Inc. Marketplace Rules (the “NASDAQ Rules”). Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of applicable NASDAQ Rules are considered to be independent directors. In connection with its independence considerations, the board has reviewed the Company’s relationships with organizations with which our directors or their family members are affiliated. Based on our review of the NASDAQ Rules, we have determined that Mr. Paul Lisak and Mr. David Meyrowitz are “independent” directors of the Company.
     In consideration for their service on the Board, we have agreed to issue 25,000 shares of our Common Stock to each of Messrs. Lisak and Meyrowitz and to issue to each of them warrants to purchase 50,000 shares of our Common Stock at a price of $1.00 per share. We also have agreed to issue an additional 25,000 shares of Common Stock to each of them and to issue additional warrants as described above to each of them in each year they are re-elected to the Board or otherwise are serving as Board members. We also have agreed to pay each of them $1,000 for each meeting of the Board or any committee thereof that they attend in person and $500 for each meeting of the Board or any committee thereof that they attend by telephonic or other electronic means and to reimburse their costs of attending such meetings.
Board Meetings and Committees; Annual Meeting Attendance
     Following the completion of the Merger, our Board of Directors held 3 regularly scheduled and no special meetings. No incumbent director attended fewer than 75% of those meetings. In addition, the special committee of independent directors, referred to above under the heading “Internal Control Over Financial Reporting; Restatement of Consolidated Financial Statements, Special Committee and Company Findings,” held telephonic meetings, all of which were attended by both Mr. Meyrowitz and Mr. Lisak. We do not have a formal policy with regard to board members’ attendance at annual stockholders’ meetings.
     We currently do not have standing committees of our Board of Directors. Our current Board consists of the two directors who composed the Board of Directors of Post Tension of Nevada prior to the Merger, namely Edward Hohman and John Hohman, and two members added in connection with the Merger, namely David Meyrowitz and Paul Lisak.
     Audit Committee. We intend to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties would be to recommend to our Board of Directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles. In the absence of a formally established audit committee, our audit committee is defined by the Sarbanes-Oxley Act of 2002 as the entire Board of Directors.
     The Board of Directors has determined that none of the board members can be classified as an “audit committee financial expert” as defined in applicable SEC rules. The Board of Directors believes that attracting and retaining board members who could be classified as an “audit committee financial expert” is unlikely at this time due to the high cost of attracting such director candidates.
     The Board of Directors has reviewed and discussed the audited financial statements with management. The Board of Directors has also discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T. The Board of Directors has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), as adopted by the Public Company Accounting Oversight Board in Rule 3600T, and has discussed with our independent accountant the independent accountant’s independence. Based on the review and discussions referred to in this paragraph, the Board of Directors recommended that the audited financial statements be included in the company’s annual report on Form 10-K for the last fiscal year for filing with the SEC. As we have no formal audit committee, according to SEC regulation, our entire Board of Directors acts as our audit committee.
     Compensation Committee. We intend to establish a compensation committee of the Board of Directors. The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers. The compensation committee would also administer our stock option plans and recommend and approve grants of stock options under such plans.
     Nominating Committee. We do not currently have a nominating committee of the Board of Directors. We have not held an annual meeting of stockholders since the Merger. The ownership of approximately 76% of our outstanding common stock by John Hohman and Edward Hohman effectively ensures that they can nominate and elect our board members.
Director Compensation
     The following table sets forth director compensation as of December 31, 2007.

Name	Stock Awards(1)		All Other Compensation	Total
David Meyrowitz	$9,000	(1)(2)	$1,000	$10,000
Paul Lisak	$9,000	(1)(2)	$1,000	$10,000

(1)	Based upon the aggregate grant date fair value calculated in accordance with Statement of Financing Account Standards (“SFAS”) No. 123R, Share Based Payments.

(2)	In consideration for their service on the Board, we have issued 25,000 shares of our Common Stock to each of Messrs. Lisak and Meyrowitz and warrants to purchase 50,000 shares of our Common Stock at a price of $1.00 per share. We also have agreed to issue an additional 25,000 shares of Common Stock to each of them and to issue additional warrants as described above to each of them in each year they are re-elected to the Board or otherwise are serving as Board members. We also have agreed to pay each of them $1,000 for each meeting of the Board or any committee thereof that they attend in person and $500 for each meeting of the Board or any committee thereof that they attend by telephonic or other electronic means and to reimburse their costs of attending such meetings.

Section 16(a) Beneficial Ownership Reporting Compliance
     During our fiscal year ended December 31, 2007, the following persons were required to file reports with the SEC—Stephen Rogers; Maureen Rogers; Edward Hohman; John W. Hohman; Paul Lisak; David Meyrowitz; Kelly T. Hickel; and C. Dean Homayouni. Based on Company records and other information, the Company believes that all SEC filing requirements under Section 16(a) of the Exchange Act applicable to its directors, officers, and owners of more than 10% of its common shares were complied with for 2007, except as follows. Edward Hohman filed a Form 4 with the SEC on January 8, 2008 that reflected he purchased 6,000 shares of Company’s common stock on October 24, 2007. The Form 4 was not timely filed with the SEC. John Hohman filed a Form 4 with the SEC on January 8, 2008 that reflected he purchased 17,500 of the Company’s common stock on September 17, 2007. The Form 4 was not timely filed with the SEC.
Code of Conduct
     The Company adopted a Code of Ethics and filed it with the SEC as Exhibit 14 to the Company’s Current Report on Form 8-K filed June 28, 2007 with the SEC.
ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation Program Elements
     The following table sets forth information concerning the compensation of our Chief Executive Officers, our Chief Operating Officer and our Chief Financial Officer who served in such capacities during the fiscal year that ended December 31, 2006 and the fiscal year ended December 31, 2007 (the “named executive officers”).

						Nonqualified
					Non-Equity	Deferred
			Stock		Incentive Plan	Compensation	All Other
			Awards	Option	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	Salary ($)	($)	Awards ($)	($)	($)	($)	($)
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)	(j)
Edward Hohman Chairman and CEO (1)	2007	$407,692	$0	$0	$0	$0	$0	$407,692
John Hohman COO (2)	2007	$407,692	$0	$0	$0	$0	$0	$407,692
Stephen D. Rogers CEO and CAO (3)	2007	$0	$0	$0	$0	$0	$0	$0
C. Dean Homayouni, Esq., CPA CFO (4)	2007	$63,942	$16,667	$0	$0	$0	$0	$70,609

(1)	Edward Hohman’s salary was $200,000 during the year ended December 31, 2006. His salary was raised to $500,000 in April 2007.

(2)	John Hohman’s salary was $200,000 during the year ended December 31, 2006. His salary was raised to $500,000 in April 2007.

(3)	Stephen D. Roger’s salary was $6,900 during the year ended December 31, 2006. He did not receive salary for the year ended 2007.

(4)	In connection with our employment of Mr. Dean Homayouni as our Chief Financial Officer, the Company agreed to issue up to 500,000 shares of our common stock to him. Mr. Homayouni’s Employment Agreement provides for equity compensation to Mr. Homayouni in the form of 83,333 shares of our common stock to be issued on January 2, 2008; 83,333 shares of our common stock to be issued on the first anniversary date of the Employment Agreement; and an additional 13,889 shares of common stock to be issued each month thereafter for 24 months. In the event that Mr. Homayouni’s employment is terminated by us or by him for any reason, or in the event of a “Change in Control”, all vested equity compensation is due and payable to Mr. Homayouni. Mr. Homayouni’s base cash compensation under his employment agreement is $150,000 per year. The amount above reflects his compensation from his hire date of August 6, 2007 through December 31, 2007. On March 12, 2008, Mr. Homayouni delivered to the Company a notice of termination pursuant to the terms of our employment agreement with Mr. Homayouni, resulting from a compensation dispute with the Company. The Company and Mr. Homayouni attempted, during the period from March 12 to April 4, to settle the dispute regarding the termination of his employment and any ongoing relationship to the Company (including, among other things, whether he would act as the Company’s Chief Financial Officer during such period of negotiations and, if agreed, after such period). On April 4, 2008, those settlement discussions and Mr. Homayouni’s relationship to the Company were terminated without resolution. Mr. Homayouni has demanded arbitration of the disputed matters between the Company and him, as provided in our employment agreement with him, and has filed an arbitration claim for $150,000.
Outstanding Equity Awards at Fiscal Year-End
     There were no stock awards held by Edward Hohman or John Hohman.
Option Grants
     We have not granted any stock options to our Named Executive Officers or our directors. We have issued warrants to purchase shares of our common stock to our independent directors as described above under “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE—Director Compensation.”
Employment Agreements
     We have not executed employment agreements with either Edward Hohman or John Hohman. We do have an employment agreement with C. Dean Homayouni, Esq. CPA, which provides for a three-year term of employment, subject to earlier termination by us either with or without “cause,” and by Mr. Homayouni either with or without “good reason,” as those terms are defined in the Employment Agreement. In connection with our employment of Mr. Dean Homayouni as our new Chief Financial Officer, the Company agreed to issue up to 500,000 shares of our common stock to him. Mr. Homayouni’s Employment Agreement provides for equity compensation to Mr. Homayouni in the form of 83,333 shares of our common stock to be issued on January 2, 2008; 83,333 shares of our common stock to be issued on the first anniversary date of the Employment Agreement; and an additional 13,889 shares of common stock to be issued each month thereafter for 24 months. In the event that Mr. Homayouni’s employment is terminated by us or by him for any reason, or in the event of a “Change in Control”, all vested equity compensation is due and payable to Mr. Homayouni. On March 12, 2008, Mr. Homayouni delivered to the Company a notice of termination pursuant to the terms of our employment agreement with Mr. Homayouni, resulting from a compensation dispute with the Company. The Company and Mr. Homayouni attempted, during the period from March 12 to April 4, to settle the dispute regarding the termination of his employment and any ongoing relationship to the Company (including, among other things, whether he would act as the Company’s Chief Financial Officer during such period of negotiations and, if agreed, after such period). On April 4, 2008, those settlement discussions and Mr. Homayouni’s relationship to the Company were terminated without resolution. Mr. Homayouni has demanded arbitration of the disputed matters between the Company and him, as provided in our employment agreement with him, and has filed an arbitration claim for $150,000.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners
     The following table provides information regarding security holders who own more than 5% of all outstanding shares of our common stock as of March 31, 2008:

			Percentage of Outstanding
Name and Address of	Beneficial Ownership		Common Shares on
Beneficial Owner	of Common Shares		March 31, 2008
Edward Hohman 31 Isleworth Henderson, Nevada 89052	13,172,000	(1)	38.32%

John Hohman 11038 North Pusch Ridge Vistas Drive Oro Valley, Arizona 85737	13,178,500	(1)	38.34%

(1)	Edward Hohman, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 38% of our outstanding common stock. John Hohman, our Chief Operating Officer, beneficially owns, in the aggregate, approximately 38% of our outstanding common stock. The interests of our Chief Executive Officer and Chief Operating Officer may differ from the interests of other stockholders and their stock ownership may discourage a potential acquirer from seeking to acquire shares of our common stock or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.. As a result of the large stock ownership, Edward Hohman and John Hohman will have the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:
•	election of our directors;

•	The amendment of our Certificate of Incorporation or By-laws;

•	The merger of our company or the sale of our assets or other corporate transaction; and

•	controlling the outcome of any other matter submitted to the stockholders for vote.
Security Ownership of Management.
     The table below shows the number of our common shares beneficially owned as of March 31, 2008 by each of our Directors and each of our Executive Officers named in the Summary Compensation Table on page 46, as well as the number of shares beneficially owned by all of our Directors and Executive Officers as a group. None of the Executive Officers or Directors has been issued any Stock Options as of March 31, 2008.

Directors And Named Executive		Exercisable Stock	Percentage of
Officers	Shares(1)	Options	Outstanding Shares
Edward Hohman	13,172,000	—	38.3%
John Hohman	13,178,500	—	38.3%
Kelly T Hickel (2)(4)(5)	0	—	*
David Meyrowitz, Esq.	31,000	—	*
Paul Lisak	25,000	—	*
C. Dean Homayouni, Esq., CPA (2)(3)	0	—	*
All Directors and Executive Officers as a group (6), including the above	26,406,500	—	76.6%

Notes:

(1)	All directors and executive officers listed in this table have sole voting and investment power over the shares they beneficially own.

(2)	Effective August 6, 2007, our Board of Directors (the “Board”) appointed Mr. Dean Homayouni, Esq., CPA, 50, as our Chief Financial Officer. Mr. Homayouni replaced Mr. Kelly T. Hickel, who had been our acting Chief Financial Officer.

(3)	On March 12, 2008, Mr. Homayouni delivered to the Company a notice of termination pursuant to the terms of our employment agreement with Mr. Homayouni, resulting from a compensation dispute with the Company.

The Company and Mr. Homayouni attempted, during the period from March 12 to April 4, to settle the dispute regarding the termination of his employment and any ongoing relationship to the Company (including, among other things, whether he would act as the Company’s Chief Financial Officer during such period of negotiations and, if agreed, after such period). On April 4, 2008, those settlement discussions and Mr. Homayouni’s relationship to the Company were terminated without resolution. Mr. Homayouni has demanded arbitration of the disputed matters between the Company and him, as provided in our employment agreement with him, and has filed an arbitration claim for $150,000.

(4)	On February 14, 2008, Kelly T. Hickel, one of the members of the Board of Directors, announced his resignation from our board in an e-mail communication to Edward Hohman, our president and chairman of the Board of Directors. Mr. Hickel and his affiliate, The Turnaround Group, LLC, had recently sold all of their share holdings in the Company to Edward Hohman, our president, and John Hohman, our chief operating officer. The above disclosure was made as part of an 8-K filing made on February 21, 2008.

(5)	Mr. Hickel received 465,920 of common stock as a result of the merger between the Company and Post Tension of Nevada. The Turnaround Group, LLC, a Colorado limited liability company over which Mr. Hickel exercises control, also received 465,920 shares of common stock as a result of the merger between the Company and Post Tension of Nevada. Mr. Hickel and The Turnaround Group, LLC sold all of the shares held in the Company to John Hohman and Edward Hohman on January 22, 2008 for $0.20 per share.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Transactions with related persons
     We or one of our subsidiaries may occasionally enter into transactions with a “related party.” Related parties include our executive officers, directors, nominees for director, 5% or more beneficial owners of our common shares and immediate family members (as defined by SEC rule) of these persons. We refer to transactions involving amounts in excess of 1% of our assets or $120,000, whichever is less, and in which the related party has a direct or indirect material interest as an “interested transaction.”
     At December 31, 2007 and December 31, 2006 the Company had loans due to John and Ed Hohman aggregating $185,085 and $733,790, respectively. The loans are due on April 15, 2008 and bear interest at 7% per annum. Additionally the Company has notes payable for vehicle purchases aggregating $0 and $9,577 at December 31, 2007 and December 31, 2006, respectively. The notes bear interest at rates from 6.5% and 8% per annum and are due in monthly installments aggregating $1,938. Those loans were repaid in full on April 7, 2008.
Review, approval or ratification of transactions with related persons
     Each interested transaction must be approved or ratified by a majority of the Board of Directors. The Board of Directors will consider, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances as well as the extent of the related party’s interest in the transaction.
     The Board of Directors has reviewed the following interested transactions and has determined that such transactions are pre-approved or ratified, as applicable, by the Board of Directors, even if such transactions involve amounts in excess of 1% of our assets or $120,000, whichever is less:
•	employment by the Company of an executive officer of the Company if: (i) the related compensation is required to be reported in our proxy statement or (ii) the compensation would have been reported in our proxy statement if the executive officer was a named executive officer and the executive officer is not an immediate family member of another executive officer or director of the Company;

•	compensation paid to a director if the compensation is required to be reported in our proxy statement;

•	any transaction where the related party’s interest arises solely from the ownership of the Company’s common shares and all holders of the Company’s common shares received the same benefit on a pro rata basis; and
•	any transaction involving a related party where the rates or charges involved are determined by competitive bids.
     The Company leases substantially all of its office, maintenance and warehouse facilities from Edward Hohman, President, and John Hohman, Chief Operating Officer, who are the Company’s principal shareholders or entities controlled by them. Rents were paid or accrued in favor of the shareholders in the amount of $247,480 during the twelve months ended December 31, 2007, $214,585 during the twelve months ended December 31, 2006 and $214,560 during the twelve months ended December 31, 2005. The leases are year to year and automatically renew unless notice is given by either party that the lease agreement will be terminated. The leases were renewed for the twelve months ending December 31, 2008 on the same terms that were in effect for the twelve months ended December 31, 2007.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit and Non-Audit Fees
     The following table presents fees for professional audit services rendered by Tinter Scheifley Tang, LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2007 and 2006, and fees billed for other services rendered by Tinter Scheifley Tang, LLP during those periods.

	2007	2006

Audit(1)	$16,619	$75,744
Audit-Related	—	—

	$16,619	$75,744

(1)	Audit services consisted principally of the audit of the consolidated financial statements included in the Company’s Annual Report on Form 10-K and reviews of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q. The Company did not engage Tinter Scheifley Tang, LLP to perform any other services during the years ended December 31, 2007 and 2006. The audit fees incurred were to complete an audit of the financial statements for Post Tension of Nevada, our wholly owned subsidiary, prior to the merger agreement and to have audited financial statements as required by the SEC. The actual audit fees incurred for the financial statements of Post Tension of Nevada for 2006 were $23,996. The audit fees listed in 2007 have not been billed in full.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description
2.1	Agreement and Plan of Merger by and between Magic Communications, Inc., PTNV Acquisition Corp. and Post Tension of Nevada, dated August 12, 2007 (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated April 17, 2007)

2.2	Form of Assignment and Assumption Agreement dated August 12, 2007 (incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K, dated April 17, 2007)

3.(A)	Certificate of Incorporation (incorporated by reference to Exhibit 3(A) to the November 14, 2002 10-SB12G)

3.(B)	By-laws (incorporated by reference to Exhibit 3(B) to the November 14, 2002 10-SB12G)

3.1	Section 2.9 of Bylaws, as Amended (incorporated herein by reference to Exhibit 3.1 to the August 9, 2007 8-K)

4(A)	Specimen Stock Certificate (incorporated by reference to Exhibit 4(A) to the November 14, 2002 10-SB12G)

10.(A)	Stock Option Plan (incorporated by reference to Exhibit 10(A) to the November 14, 2002 10-SB12G)

10.1	Form of Employment Agreement between C. Dean Homayouni, Esq., CPA and American Post Tension, Inc. dated August 6, 2007 Amended (incorporated herein by reference to Exhibit 10.1 to the August 9, 2007 8-K)

10.11*	Lease Agreement dated January 1, 2008 between John and Edward Hohman and American Post Tension, Inc. for property located in Henderson, Colorado

10.12*	Lease Agreement dated January 1, 2008 between Edward Hohman and American Post Tension, Inc. for property located at 1179 Center Point Drive, Henderson, Nevada.

10.13*	Lease Agreement dated January 1, 2008 between J & W Arizona Enterprises, LLC and American Post Tension, Inc. for property located at 2419 S. 49th Avenue, Phoenix, Arizona

10.14*	Lease Agreement dated January 1, 2008 between J & W Enterprises, LLC and American Post Tension, Inc... for property located at 1411 W. Miracle Mile, Tucson, Arizona

14	Code of Ethics Amended (incorporated herein by reference to Exhibit 14 to the June 28, 2007 8-K/A)

21*	List of Subsidiaries

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

*	filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN POST TENSION, INC.
By:	/s/ Edward Hohman
Edward Hohman
President and Chief Executive Officer (Principal Executive Officer) Dated: May 7, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ EDWARD HOHMAN Edward Hohman	Director, Chairman, and Chief Executive Officer (Principal Executive Officer)	May 7, 2008

/s/ JOHN HOHMAN John Hohman	Director, Executive Vice President and Chief Operating Officer	May 7, 2008

/s/ EDWARD HOHMAN Edward Hohman	Acting Chief Financial Officer (Principal Financial Officer)	May 7, 2008

/s/ PAUL LISAK Paul Lisak	Director	May 7, 2008

LIST OF EXHIBITS FILED

Exhibit
Number	Description

10.11	Lease Agreement dated January 1, 2008 between John and Edward Hohman and American Post Tension, Inc. for property located in Henderson, Colorado

10.12	Lease Agreement dated January 1, 2008 between Edward Hohman and American Post Tension, Inc. for property located at 1179 Center Point Drive, Henderson, Nevada.

10.13	Lease Agreement dated January 1, 2008 between J & W Arizona Enterprises, LLC and American Post Tension, Inc. for property located at 2419 S. 49th Avenue, Phoenix, Arizona

10.14	Lease Agreement dated January 1, 2008 between J & W Enterprises, LLC and American Post Tension, Inc. for property located at 1411 W. Miracle Mile, Tucson, Arizona

21	Subsidiaries of the Registrant

31.1	Certification of Edward Hohman, President and Chief Executive Officer of American Post Tension, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Edward Hohman, Acting Chief Financial Officer of American Post Tension, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Edward Hohman, President and Chief Executive Officer of American Post Tension, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Edward Hohman, Acting Chief Financial Officer of American Post Tension, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002