Form 10-Q
period 2008-03-31
AMERICAN POST TENSION, INC.
filed 2008-05-20
CIK 1205332

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 13, 2008, the registrant had 34,291,600 shares of Common Stock ($0.0001 par value) outstanding.

FORWARD-LOOKING INFORMATION
     To the extent that the information presented in this Amended Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 discusses financial projections, information or expectations about our products, services, or markets, or otherwise makes statements about future events or statements regarding the intent, belief or current expectations of American Post Tension, Inc. and its subsidiary (collectively the “Company”), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the pace of residential construction in our geographic markets, changes in mortgage interest rates, prices and availability of raw materials and supplies, our ability to locate, acquire, pay for, and integrate other businesses that complement ours, our ability to expand our business into the commercial construction field, our ability to attract and retain qualified personnel if and as our business grows, and risks associated with our stock being classified as a “penny stock.” We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise, except as required by law.

PART I FINANCIAL INFORMATION
ITEM 1.
UNAUDITED CONDENSED FINANCIAL STATEMENTS
AMERICAN POST TENSION, INC.
CONSOLIDATED BALANCE SHEETS
As of March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,195,951	$1,206,064
Accounts receivable, net of allowance for doubtful accounts of $240,275 at March 31, 2008 and December 31, 2007	1,807,608	1,387,163
Other receivables	100,498	100,498
Inventory	1,082,449	1,691,623
Prepaid expenses	82,004	105,863
Deferred tax asset	169,313	38,246

Total current assets	4,437,823	4,529,457

Property and equipment, net of accumulated depreciation of $1,297,550 at March 31, 2008 and $1,247,605 at December 31, 2007	964,541	1,006,439

Total assets	$5,402,364	$5,535,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$520,137	$289,361
Accrued interest	1,080	1,080
Shareholder loans — current portion	46,676	185,085

Total current liabilities	567,893	475,526

Long-term liabilities:
Shareholder loans	—

Total liabilities	567,893	475,526

Shareholders’ equity:
Preferred stock, $.0001 par value — authorized, 1,000,000 shares at March 31, 2008 and December 31, 2007; no shares issued or outstanding at March 31, 2008 and December 31, 2006
Common stock, $.0001 par value — authorized, 50,000,000 shares at March 31, 2008 and December 31, 2007; issued, 34,291,600 shares at March 31, 2008 and December 31, 2007, respectively	3,429	3,429
Additional paid-in capital	5,167,799	5,167,799
Retained Earnings	(336,757)	(110,858)

Total shareholders’ equity	4,834,471	5,060,370

Total liabilities and shareholders’ equity	$5,402,364	$5,535,896

The accompanying notes are an integral part of the financial statements.

AMERICAN POST TENSION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
Sales	$3,034,336	$3,730,008

Cost of sales	2,381,403	2,777,484

Gross margin	652,933	952,523

Other costs and expenses
Selling, general and administrative	1,019,192	1,084,886

Income (loss) from operations	(365,259)	(132,363)

Other income and (expense)
Merger related expenses and costs
Other income, net	(3,004)	724,632
Interest income (expense), net	(6,290)	30,635

	(9,294)	755,267

Net income before income tax	$(356,965)	$622,904

Provision for income taxes	(131,067)

Net income	(225,899)	622,904

Net income per share — basic	$(0.01)	$0.24

Net income per share — diluted	$(0.01)	$0.24

Weighted average common shares outstanding:
Basic	34,291,600	25,400,160

Diluted	34,291,600	25,400,160

The accompanying notes are an integral part of the financial statements.

AMERICAN POST TENSION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
Net Income	$(225,899)	$622,904

Adjustment to reconcile net income to net cash provided (used in) by operating activities:
Depreciation	49,945	19,635
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(420,445)	(279,846)
Inventory	609,174	982,273
Prepaid expenses and other assets	23,859	47,827
Deferred tax asset	(131,067)	—
Increase (decrease) in
Accounts payable and accrued expenses	230,776	(25,192)
Total adjustments	362,242	744,697

Net cash provided (used in) operating activities	136,343	1,367,601

Cash flows from investing activities:
Acquisition (sale) of property and equipment	(8,047)	—

Net cash provided (used) in investing activities	(8,047)	—

Cash from financing activities:
Shareholder distributions	—	(438,050)
Notes payable — other	—	7,254
Related party notes	—	586,113
Repayment of shareholder loans	(138,409)	(743,368)

Net cash provided by financing activities	(138,409)	(588,051)

Net increase (decrease) in cash and cash equivalents	(10,113)	779,550

Cash and cash equivalents, beginning of period	1,206,064	2,937,178

Cash and cash equivalents, end of period	$1,195,951	$3,716,728
The accompanying notes are an integral part of the financial statements.

AMERICAN POST TENSION, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
Note 1: BASIS OF PRESENTATION OF INTERIM PERIOD
     The accompanying unaudited financial statements of the Company at March 31, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the periods ended March 31, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2007 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Fair Value
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted SFAS 157 on January 1, 2008. Adoption of this statement did not have a material impact on the financial statements of the Company.
Recent Pronouncements
     The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s future financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after

December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on our financial position or results of operations.
Note 2 ACCOUNTS RECEIVABLE
     Accounts receivable are summarized as follows:

	March 31,	December 31,
	2008	2007
Accounts receivable	$2,317,694	$1,766,182

Allowance for doubtful accounts	(240,275)	(240,275)

Net amount	$2,077,419	$1,525,907

     The Company’s top ten customers comprised 58% of sales during the three month period ending March 31, 2008. The top ten customers comprised 58% of sales during the twelve months ended December 31, 2007.
Note 3: RELATED PARTY TRANSACTIONS
     The Company leases substantially all of its office, maintenance and warehouse facilities from entities that are owned and/or controlled by Ed Hohman, President, and John Hohman, Chief Operating Officer, who are the Company’s principal shareholders. Rents were paid or accrued in favor of the shareholders in the amount of $62,040 during the three months ended March 31, 2008 and $247,480 during the twelve months ended December 31, 2007.
Note 4: SHAREHOLDER LOANS AND LONG TERM DEBT
     At March 31, 2008 and December 31, 2007 the Company had loans due to its shareholders aggregating $46,676 and $185,085, respectively. The loans were paid in full on April 7, 2008. Additionally the Company had notes payable for vehicle purchases that were paid in full as of December 31, 2007.

Note 5: INCOME TAXES
     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes (“SFAS No.109”). SFAS No.109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Prior to 2003, the Company and its stockholders elected to be taxed under subchapter S of the Internal Revenue Code. As a result, all income and losses were reported by the Company’s stockholders. The following is a reconciliation of income taxes computed using the statutory Federal rate to the income tax expense in the financial statements for March 31, 2008.

Income tax provision at the federal statutory rate	34%

Effect of operating losses	(34)%
As of March 31, 2008, the Company has net operating losses for Federal income tax purposes totaling approximately $225,899. The following is a schedule of deferred tax assets as of March 31, 2008:

Net operating loss	$225,899

Net deferred tax asset	$169,313
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
Three Months Ended March 31, 2008 as compared to Three Months Ended March 31, 2007
Results of Operations
     The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of our net sales:

	Three Months Ended March 31,
	2008	%	2007	%
Net sales	$3,034,336	100.0%	$3,730,008	100.0%
Cost of sales	2,381,403	78.5%	2,777,484	74.5%

Gross profit	652,933	21.5%	952,523	25.5%
Operating Expenses
Selling, general and administrative	1,019,192	33.4%	1,084,887	29.1%

Total operating expenses	1,019,192	33.4%	1,084,887	29.1%

Income from operations	(366,259)	(11.9)%	(132,364)	(3.5)%
Other income (expense)
Interest income (expense), net	(6,290)	(0.2%	30,635	0.8%
Other income (expense), net	(3,004)	(0.1%	724,632	19.4%
Merger related expenses and costs			—	—%

Total other income (expense)	(9,294)	(0.3)%	755,267	20.2%

Income before provision for income taxes	(356,965)	(11.6)%	622,904	16.7%
Provision for income taxes	(131,067)	(4.3)%	—	—%

Net income	$(225,899)	(7.3)%	$622,904	16.7%

Net sales
     Net sales totaled $3,034,336 for the three months ended March 31, 2008, as compared to $3,730,008 for the same period in 2007, or a decrease of 18%. Home Builders Research reported that new home sales are down 25.4 percent in Las Vegas and the year to date 2008 metro Phoenix housing market continues at a pace 39% below that of last year and permit activity is down 64%. Our revenue is derived from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona has resulted in reduced sales level and gross margin.
Cost of sales
     Cost of sales, including all installation expenses, during the three months ended March 31, 2008 was 78.5% of net sales, as compared to 74.5% in 2007. We are anticipating competition to increase and downward pressure on our gross margin during the next year as current and potential competitors seek new revenue streams.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the three months ended March 31, 2008 were $1,019,192 or 34% of net sales as compared to $1,084,887 or 29.1% of net sales during the same period of the prior year. Selling, general and administrative expenses decreased by $65,695 for the three month period ending March 31, 2008 versus the three month period ending March 31, 2007. Our Chief Executive Officer and Chief Operating Officer, whom together own approximately 75% of the outstanding shares of common stock, have salaries of $500,000 per year. Last year they had salaries of $200,000 and also received distributions of the Subchapter S Earnings (a non income cash disbursement). The increase in the salaries of the Chief Executive Officer, Chief Operating Officer and CFO resulted in additional expense of $187,501 versus the same period in the prior year.
Provision for income taxes
     The Company recorded a provision for income taxes for the three months ended March 31, 2008, of $131,067.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable
ITEM 4. CONTROLS AND PROCEDURES
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
(b) Changes in Internal Control over Financial Reporting.
     During the quarter ended March 31, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
Item 1. Legal Proceedings
     We have been involved in various legal and governmental proceedings incidental to our continuing business operations. As of March 31, 2008 there were no continuing legal suits or any known pending litigation related to claimed construction defects as a result of services and products provide to our customers.
     On October 26, 2007, the District Council of Iron Workers of the State of California and Vicinity (“Ironworkers”) filed a charge with the National Labor Relations Board alleging that Post Tension of Nevada, Inc. engaged in unfair labor practices in its Phoenix operations. The General Counsel of the Board issued a complaint and notice of hearing based on this charge alleging that Post Tension committed certain unfair labor practices and that the employees had engaged in an unfair labor practice strike. A hearing on this matter has been held and briefs to the Administrative Law Judge are due to be filed on April 1, 2008. The primary issue is whether a strike by employees was an “unfair labor practice” strike or an “economic” strike. Striking employees have made an offer to return to work and several have returned to work and others will be returned when work is available. If the strike is an unfair labor practice strike there is approximately $30,000 in back wages due.
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

     The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona and has resulted in significantly reduced sales and gross margin. Our revenue is derived primarily from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The recent downturn in residential construction in Las Vegas, Nevada and Phoenix, Arizona has resulted in a significant reduction in our revenues for the three-month period ended March 31, 2008. We cannot predict whether or when residential construction activity will rebound in those markets. Prolonged sluggishness in residential construction, however, can be expected to continue to have a negative impact on our revenues and earnings.
     Our former Chief Financial Officer Resigned in April, 2008, and we have not replaced him. As a result, we currently do not have the in-house expertise that a Chief Financial Officer would be expected to bring to the Company and its financial reporting, controls, and operations. We have been in discussions with persons who could act as our Chief Financial Officer but have not entered into an agreement with any such person. We cannot predict whether or on what terms we may be able to hire, as an employee or a consultant, a Chief Financial Officer. The company intends to hire a new CFO either as an employee or a consultant.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Company did not issue any shares during the three months ended March 31, 2008.
Item 3. Defaults upon Senior Securities
     There were no defaults upon senior securities during the three month period ended March 31, 2008.
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
May 20, 2008

American Post Tension, Inc. (Registrant)
By:	/s/ Edward Hohman
Edward Hohman
President and Chief Executive Officer (Principal Executive Officer) and (Principal Financial Officer)

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