Form 10-Q/A
period 2007-06-30
AMERICAN POST TENSION, INC.
filed 2008-07-22
CIK 1205332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
Amendment No. 2
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No
As of August 13, 2007, the registrant had 34,241,600 shares of Common Stock ($0.0001 par value) outstanding.

FORWARD-LOOKING INFORMATION
     To the extent that the information presented in this Amended Quarterly Report on Form 10-Q/A for the quarter and the six months ended June 30, 2007 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events or statements regarding the intent, belief or current expectations of Magic Communications, Inc. and its subsidiary (collectively the “Company”), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the pace of residential construction in our geographic markets, changes in mortgage interest rates, prices and availability of raw materials and supplies, our ability to locate, acquire, pay for, and integrate other businesses that complement ours, our ability to expand our business into the commercial construction field, our ability to attract and retain qualified personnel if and as our business grows, and risks associated with our stock being classified as a “penny stock.” We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise, except as required by law.

Explanatory Note
          We are amending our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 14, 2007 and as amended in Amendment No. 1 thereto, also filed on August 14, 2007) (the “Original Filing”), to restate our condensed consolidated financial statements for the quarter ended June 30, 2007 and the related disclosures to conform this report to our audited financial statements for the calendar year 2007 as reported in our Annual Report on Form 10-K, filed on May 8, 2008. See Note 4, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” of the Notes to “Condensed Consolidated Financial Statements.” for a detailed discussion of the effect of the restatement.
          The restatement of the Original Filing reflected in this amended Quarterly Report on Form 10-Q/ A includes adjustments arising from the determinations of a Special Committee of our Board of Directors, consisting of independent members of the Board of Directors, which was formed on November 30, 2007, and our former Chief Financial Officer to conduct an internal review of our prior recording of compensation expense for stock issued in connection with the merger of the Company’s subsidiary and Post Tension of Nevada on April 12, 2007.
          For more information on these matters, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements, Special Committee and Company Findings” and Note 4 of the Notes to the Condensed Consolidated Financial Statements.
          As a result of the findings of the Special Committee as well as our internal review, we concluded that we needed to amend the Original Report to restate our condensed consolidated financial statements for the quarter ended June 30, 2007 and the related disclosures. We have restated the June 30, 2007 financial statements included in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. We also are restating the September 30, 2007 financial statements with the filing of an amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2007. We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement or adjustments other than (i) this amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2007 and (ii) an amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2007. The changes contained in this Form 10-Q/A have already been reflected in our Form 10-K for the fiscal year ended December 31, 2007 filed on May 8, 2008.
          All of the information in this amended Quarterly Report on Form 10-Q/A is as of June 30, 2007 and does not reflect events occurring after the date of the Original Filing, other than the restatement, or modify or update disclosures (including, the exhibits to the Original Filing, except for the updated Exhibits 31.1, 31.2, 32.1, and 32.2 described below) affected by subsequent events. For the convenience of the reader, this amended Quarterly Report on Form 10-Q/ A sets forth the Original Filing in its entirety, as amended by, and to reflect, the restatement. The following sections of this Form 10-Q/A were adjusted to reflect the findings of the Special Committee as well as our internal review:
          Part I — Item 1 — Unaudited Financial Statements;
          Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;
          This amended Quarterly Report on Form 10-Q/A should be read in conjunction with our amended Quarterly Report on Form 10-Q/A for the three months ended September 30, 2007, our Annual Report for the fiscal year ended December 31, 2007 on Form 10-K, and our periodic filings made with the SEC subsequent to the date of the Original Filing and any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable SEC rules, this amended Quarterly Report on Form 10-Q/A includes updated certifications from our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as Exhibits 31.1, 31.2, 32.1, and 32.2.

PART I FINANCIAL INFORMATION
ITEM 1.
UNAUDITED CONDENSED FINANCIAL STATEMENTS
AMERICAN POST TENSION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2007

	June 30,
	2007	December 31,
	(As restated)(1)	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,822,874	$2,937,178
Accounts receivable, net of allowance for doubtful accounts of $291,100 at June 30, 2007 and December 31, 2006	2,502,759	1,885,808
Inventory	1,112,795	2,752,337
Prepaid expenses	43,044	116,697

Total current assets	5,481,472	7,692,020

Property and equipment, net of accumulated depreciation of $1,152,723 at June 30, 2007 and $1,107,309 at December 31, 2006	1,064,180	1,065,148

Total assets	$6,545,652	$8,757,168

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$483,060	$498,939
Accrued interest	9,700	9,700
Income taxes payable	155,080	—
Current portion of long-term debt	4,884	9,577
Shareholder loans — current portion	454,762	530,106

Total current liabilities	1,107,486	1,048,322

Long-term liabilities:
Shareholder loans	—	203,684

Total liabilities	1,107,486	1,252,006

Shareholders’ equity:
Preferred stock, $.0001 par value — authorized, 1,000,000 shares at June 30, 2007 and December 31, 2006; no shares issued or outstanding at June 30, 2007 and December 31, 2006
Common stock, $.0001 par value — authorized, 50,000,000 shares at June 30, 2007 and December 31, 2006; issued, 34,241,600 and 25,400,160 shares at June 30, 2007 and December 31, 2006, respectively	3,424	2,540
Additional paid-in capital	5,133,804	7,574
Retained Earnings	300,938	7,495,048

Total shareholders’ equity	5,438,166	7,505,162

Total liabilities and shareholders’ equity	$6,545,652	$8,757,168

(1)	See Note 4, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” of the Notes to “Condensed Consolidated Financial Statements.”
The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAN POST TENSION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2007

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007		2007
	(As restated)(1)	2006	(As restarted)(1)	2006
Sales	$4,881,033	$9,304,034	$8,611,042	$19,999,570

Cost of sales	3,337,458	6,414,173	6,114,943	13,398,807

Gross margin	1,543,575	2,889,861	2,496,099	6,600,763

Other costs and expenses
Selling, general and administrative	1,099,989	1,134,366	2,185,352	2,265,740

Income from operations	443,586	1,755,495	310,747	4,335,023

Other income and (expense)
Merger related expenses and costs	(3,219,400)	—	(3,219,400)	—
Other income (expense), net	11,733	(10,041)	736,366	22,243
Interest income, net	17,910	46,518	48,544	63,649

	(3,189,757)	(36,477)	(2,434,490)	85,893

Net income before income tax	$(2,746,171)	$1,791,971	$(2,123,744)	$4,420,916

Provision for income taxes	155,080	—	155,080	—

Net income	(1,901,251)	1,791,971	(2,2785824)	4,420,916

Net income per share — basic	$(0.09)	$0.07	$(0.08)	$0.17

Net income per share — diluted	$(0.09)	$0.07	$(0.08)	$0.17

Distributions per share	$0.08	$0.17	$0.10	$0.18

Weighted average common shares outstanding:
Basic	33,172,855	25,400,160	29,307,979	25,400,160

Diluted	33,172,855	25,400,160	29,307,979	25,400,160

(1)	See Note 4, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” of the Notes to “Condensed Consolidated Financial Statements.”
The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAN POST TENSION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three and Six Months Ended June 30, 2007

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007		2007
	(As restated)(1)	2006	(As restated)(1)	2006
Net Income	$(2,901,251)	$1,791,971	$(2,278,824)	$4,420,916

Adjustment to reconcile net income to net cash provided (used in) by operating activities:
Depreciation	25,779	17,962	45,414	35,925
Shares issued as part of merger in lieu of cash	3,142,245	—	3,142,245	—
Shares issued to employees	59,944	—	59,944	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(337,105)	1,844,141	(616,951)	1,096,022
Inventory	657,271	(41,872)	1,639,542	(163,153)
Prepaid expenses and other assets	25,826	(16,872)	73,653	38,069
Increase (decrease) in
Accounts payable and accrued expenses	10,069	(501,540)	(15,879)	312,632
Accrued income taxes payable	155,080	—	155,080	—

Total adjustments	3,739,109	1,301,819	4,483,048	1,319,495

Net cash provided (used in) operating activities	837,858	3,093,791	2,204,225	5,740,411

Cash flows from investing activities:
Acquisition (sale) if property and equipment	(44,447)	(21,231)	(44,446)	(5,992)

Net cash provided (used) in investing activities	(44,447)	(21,231)	(44,446)	(5,992)

Cash from financing activities:
Shareholder distributions	(2,556,718)	(4,356,000)	(2,556,718)	(4,610,342)
Issuance of shares for public shell net assets	4,407	—	4,407	—
Decrease in line of credit	—	(159,200)	—	(369,475)
Repayment of loans payable	(2,370)	(5,793)	(2,370)	(11,120)
Repayment of shareholder loans	(131,351)	—	(131,351)	—

Net cash provided by financing activities	(2,686,032)	(4,521,093)	(2,686,032)	(4,990,937)

Net increase (decrease) in cash and cash equivalents	(1,892,621)	(1,448,534)	(1,892,621)	743,481

Cash and cash equivalents, beginning of period	3,715,495	4,447,914	3,715,495	2,255,899

Cash and cash equivalents, end of period	$1,822,874	$2,999,380	$1,822,874	$2,999,380

(1)	See Note 4, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” of the Notes to “Condensed Consolidated Financial Statements.”
The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAN POST TENSION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2007

	Common Stock		Additional		Total
	Common		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity

Balances at December 31, 2006	25,400,160	$2,540	$7,574	$7,495,048	$7,505,162

Net income	—	—	—	622,428	622,428

Distributions to shareholders	—	—	—	(438,050)	(438,050)

Balances at March 31, 2007	25,400,160	$2,540	$7,574	$7,679,426	$7,689,540

Net income	—	—	—	(2,901,251)	(2,901,251)

Distributions to shareholders	—	—	—	(2,556,718)	(2,556,718)

Issuance of restricted shares for consulting services	5,325,840	533	3,141,712	—	3,142,245

Issuance of restricted shares to employees of PTNV	101,600	10	59,934	—	59,944

Magic Communications, Inc. reclassification upon merger on April 12, 2007	3,414,000	341	4,066	—	4,407

Reclassification of PTNV retained earnings at the time of S Corporation revocation in April 2007	—	—	3,168,829	(3,168,829)	—

Balances at June 30, 2007	34,241,600	$3,424	$5,133,804	$300,938	$5,438,167

(1)	See Note 4, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” of the Notes to “Condensed Consolidated Financial Statements.”
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
          On April 23, 2007, Magic filed a Schedule 14F-1 and as amended by a Schedule 14F-1/A filed on June 6, 2007 regarding a change in the majority of directors to comply with Rule 14f-1. The description of the transactions contemplated by the Merger Agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text of the exhibit in a Current Report on Form 8-K/A, Amendment No. 2, filed on June 28, 2007 and incorporated by this reference.
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
          Currently PTNV has 110 employees. We do not outsource our labor; however, we have used on occasion temporary services to hire office personnel. None of our employees were represented by a union during the quarter ended June 30, 2007, and we believe relationships with our employees are good.
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
Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Item 310 of Regulation S-K of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of June 30, 2007 and the results of operations and cash flows for the three months and six months ended June 30, 2007 and 2006 not misleading. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements contained in Form 8-K/A filed on June 28, 2007, and the audited financial statements contained in our Form 10-K for the year ended December 31, 2007 filed on May 8, 2008.
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
          Material and Supplies Inventory—Inventory consists of raw materials, processed inventory, and inventory on site and is stated at the lower of cost or market using the first-in first-out method.
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
          In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and how to report such a change. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted the provisions of SFAS No. 154 on January 1, 2007.
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
Note 4: RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS, SPECIAL COMMITTEE AND COMPANY FINDINGS
          On November 30, 2007, our Board of Directors created a Special Committee comprised of the two independent directors to work with the Company’s then Chief Financial Officer to conduct a voluntary, internal review of the Company’s recording and valuation of stock issued to employees and consultants related to the merger transaction completed by the Company in April 2007. The Special Committee retained outside counsel and a valuation expert to assist with this review.

          Based on the final report issued by the Company’s retained valuation expert, the Special Committee determined that the prior valuation of $0.16 per share recorded by the Company should be adjusted to a revised Fair Market Value of $0.36 per share. The valuation expert considered various factors including the restrictive period of transferability associated with the shares issued, lack of marketability and other factors in determining the fair market value of the shares of common stock issued. Subsequently, in consultation with our independent auditors, we determined that the prior valuation should be adjusted to $0.59 per share. The Company issued 5,325,840 shares of common stock to consultants and 101,600 shares of common stock to employees prior to the Merger. The additional expense of $0.43 per share of common stock issued results in an additional non-cash compensation expense of $2,333,799 during the three months ended June 30, 2007. Compensation expense is recorded in accordance with Statement of Financial Accounting Standards No. 123(R) (revised) “Share-Based Payment” (“SFAS No. 123(R)”).
          There was no effect upon the balance sheet accounts as reported in the Quarterly Report on Form 10-Q for the three months ended June 30, 2007. As a result of the Merger, as the acquired entity’s shareholders exercise control over the Company, the transaction is deemed to be a capital transaction whereby the Company is treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded as a result of the Merger. Accordingly, the Company did not recognize goodwill or any other intangible assets in connection with the transaction. PTNV is treated as the acquirer for accounting purposes. Therefore, the historic financial statements prior to the Merger are those of PTNV and post merger, the financial statements represent the consolidated financial position and operating results of Company and its wholly-owned subsidiary, Post Tension of Nevada. All retained earnings of PTNV were recapitalized to retained earnings as of the merger date. The shares in question were issued by PTNV prior to the Merger and thus increased valuation of the shares issued resulted in an increase to additional paid in capital and a corresponding decrease to retained earnings of PTNV. Because all retained earnings of PTNV were recapitalized to additional paid in capital on the merger date, there was no effect upon the previously reported balance sheets.
          There was no corresponding tax effect, since PTNV was an S Corporation prior to the merger. All tax benefits associated with the additional expense associated with increased valuation of the shares issued are a benefit to the S Corporation shareholders prior to the completion of the Merger.
          In considering the causes of the accounting errors set forth below, the Special Committee concluded that the evidence does not support a finding of intentional manipulation of stock grant pricing by any member of existing or prior management.
          The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense and on our unaudited consolidated condensed statements of operations for the three and six months ended June 30, 2007.

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Sales	$4,881,033	—	$4,881,033	$8,611,042	$—	$8,611,042

Cost of sales	3,337,458	—	3,337,458	6,114,943	—	6,114,943

Gross Margin	1,543,575	—	1,543,575	2,496,088	—	2,496,099

Other costs and expenses
Selling, general and administrative	1,056,301	43,688	1,099,989	2,141,664	43,688	2,185,352

Income from operations	487,274	(43,688)	443,586	354,435	(43,688)	310,747

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Other income and (expense)
Merger related expenses and costs	(929,289)	(2,290,111)	(3,219,400)	(929,289)	(2,290,111)	(3,219,400)
Other income (expense), net	11,733	—	11,733	48,544	—	48,544
Interest income, net	17,910	—	17,910	736,365	—	736,365

Net income before income tax	(412,372)	(2,333,799)	(2,746,171)	210,056	(2,333,799)	(2,123,744)

Provision for income taxes	155,080	—	155,080	155,080	—	155,080
Net income	$(567,452)	$(2,333,799)	$(2,901,251)	$54,975	$(2,333,799)	$(2,278,824)

Net income per share — basic	$(0.02)	$(0.07)	$(0.09)	$0.00	$(0.08)	$(0.08)

Net income per share — diluted	$(0.02)	$(0.07)	$(0.09)	$0.00	$(0.08)	$(0.08)
The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense on our unaudited consolidated condensed statements of cash flows for the three and six months ended June 30, 2007.

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Net Income	$(567,452)	$(2,333,799)	$(2,901,251)	$54,976	$(2,333,799)	$(2,278,824)

Adjustment to reconcile net income to net cash provided (used in) by operating activities:
Depreciation	25,779	—	25,779	45,414	—	45,414
Shares issued as part of merger in lieu of cash	852,134	2,290,111	3,142,245	852,134	2,290,111	3,142,245
Shares issued to employees	16,256	43,688	59,944	16,256	43,688	59,944
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(337,105)	—	(337,105)	(616,951)	—	(616,951)
Inventory	657,271	—	657,271	1,639,542	—	1,639,542
Prepaid expenses and other assets	25,826	—	25,826	73,653	—	73,653
Increase (decrease) in
Accounts payable and accrued expenses	10,069	—	10,069	(15,879)	—	(15,879)
Accrued income taxes payable	155,080	—	155,080	155,080	—	155,080
Total adjustments	1,405,310	2,333,799	3,739,109	2,149,249	2,333,799	4,483,048
Net cash provided (used in) operating activities	837,858	—	837,858	2,204,225	—	2,204,225

Cash flows from investing activities:
Acquisition (sale) of property and equipment	(44,447)	—	(44,447)	(44,446)	—	(44,446)
Net cash provided (used) in investing activities	(44,447)	—	(44,447)	(44,446)	—	(44,446)

Cash from financing activities:
Shareholder distributions	(2,556,718)	—	(2,556,718)	(2,994,769)	—	(2,994,769)
Issuance of shares for public shell net assets	4,407	—	4,407	4,407	—	4,407
Decrease in line of credit	—	—	—	—	—	—
Repayment of loans payable	(2,370)	—	(2,370)	(4,693)	—	(4,693)
Repayment of shareholder loans	(131,351)	—	(131,351)	(279,028)	—	(279,028)
Net cash provided by financing activities	(2,686,032)	—	(2,686,032)	(3,274,083)	—	(3,274,083)

Net increase (decrease) in cash and cash equivalents	(1,892,621)	—	(1,892,621)	(1,114,304)	—	(1,114,304)

Cash and cash equivalents, beginning of period	3,715,495	—	3,715,495	2,937,178	—	2,937,178

Cash and cash equivalents, end of period	$1,822,874	$—	$1,822,874	$1,822,874	$—	$1,822,874

Note 5: ACCOUNTS RECEIVABLE
          Accounts receivable are summarized as follows:

	June 30,	December 31,
	2007	2006
Accounts receivable	$2,793,859	$2,176,908

Allowance for doubtful accounts	(291,100)	(291,100)

Net amount	$2,502,759	$1,885,808

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
Note 9: SHAREHOLDER LOANS AND LONG TERM DEBT
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
Note 10: STOCK OPTION PLAN
          The board of directors, on November 24, 2002, adopted the Company’s 2002 Non-Statutory Stock Option Plan (“Plan”) so as to provide a critical long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company and its subsidiaries, if any. The board of directors believes that the Company’s policy of granting stock options to such persons will continue to provide it with a critical advantage in attracting and retaining qualified candidates. In addition, the Plan is intended to provide the Company with maximum flexibility to compensate plan participants. It is expected that such flexibility will be an integral part of the Company’s policy to encourage employees, non-employee directors, consultants, attorneys and advisors to focus on the long-term growth of stockholder value. The board of directors believes that important advantages to the Company are gained by an option program such as the 2002 Plan which includes incentives for motivating employees of the Company, while at the same time promoting a closer identity of interest between employees, non-employee directors, consultants, attorneys and advisors on the one hand, and the stockholders on the other. As of June 30, 2007, no options have been issued.
Note 11: STOCKHOLDERS’ EQUITY
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
          PTNV issued 526 shares of common stock to consultants and advisors prior to the consummation of the Merger. The shares were exchanged for 5,327,840 shares of common stock of Magic Communications, Inc. upon the consummation of the Merger. PTNV issued 10 shares of common stock to employees prior to the consummation of the Merger that were converted into 101,600 shares of Magic Communications, Inc. upon the consummation of the Merger agreement. The 5,327,840 shares of common stock and 101,600 shares of common stock were originally valued at $0.16 per share. As discussed previously in Note 4, on November 30, 2007, our Board of Directors created a Special Committee comprised of the two independent directors to work with the Company’s then Chief Financial Officer to conduct a voluntary, internal review of the Company’s recording and valuation of stock issued to employees and consultants related to the merger transaction completed by the Company in April 2007. The Special Committee retained outside counsel and a valuation expert to assist with this review. Based on the final report issued by the Company’s retained valuation expert, the Special Committee determined that the prior valuation of $0.16 per share recorded by the Company should be adjusted to a revised Fair Market Value of $0.36 per share. The valuation expert considered various factors including the restrictive period of transferability associated with the shares issued, lack of marketability and other factors in determining the fair market value of the shares of common stock issued. Subsequently, in consultation with our independent auditors, we determined that the prior valuation should be adjusted to $0.59 per share. The additional expense of $0.43 per share of common stock issued results in an additional non-cash compensation expense of $2,333,799 during the three months ended June 30, 2007.
          PTNV reclassified $3,168,829 from Retained earnings to Additional paid in capital when PTNV terminated is Subchapter S election in April 2007. PTNV prior to the consummation of the Merger made distributions to shareholders in the amount of $438,050 during the three months ended March 31, 2007 and $2,556,718 during the three months ended June 30, 2007. The distributions to shareholders were recorded as a reduction to Retained Earnings.
          All references to shares and per share amounts in the accompanying financial statements have been restated to reflect the aforementioned share exchange. All retained earnings of PTNV were reclassified to Additional Paid in Capital on the date of the termination of its Subchapter S election in April 2007.
Note 12: INCOME TAXES
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
          The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30			Six Months Ended June 30
	2007	2007		2007	2007
	As Previously	As		As Previously	As
	Reported	Restated	2006	Reported	Restated	2006

NUMERATOR:
Income available to common shareholders	$(567,452)	$ (2,901,251)	$1,791,971	$54,976	$(2,278,824)	$4,420,916
Numerator for net income per common share — diluted	$(567,452)	$(2,901,251)	$1,791,971	$54,976	$(2,278,824)	$4,420,916
DENOMINATOR:
Weighted average common shares	33,172,855	33,172,855	25,400,160	29,307,979	29,307,979	25,400,160
Effect of dilutive securities:
Options	—	—	—	—	—	—
Restricted shares	—	—	—	—	—	—

Denominator for net income per common share—diluted	33,172,855	33,172,855	25,400,160	29,307,979	29,307,979	25,400,160
Net income per common share:
Net income—Basic	$(0.02)	$(0.09)	$0.07	$0.00	$(0.08)	$0.17

Net income—Diluted	$(0.02)	$(0.09)	$0.07	$0.00	$(0.08)	$0.17
Note 14: SUPPLEMENTAL FINANCIAL INFORMATION
          A summary of additions and deductions related to the allowance for doubtful accounts for the year ended December 31, 2006 and the three and six months ended June 30, 2007 is as follows:

	Balance at			Balance at
	Beginning			End of
	of Period	Additions	Deductions	Period

Year ended December 31, 2006	$291,100	$ —	$ —	$291,100
Three Months ended March 31, 2007	$291,100	—	—	$291,100
Three Months ended June 30, 2007	$291,100	—	—	$291,000
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
SELECTED HISTORICAL FINANCIAL DATA FOR POST TENSION OF NEVADA
          You should read the selected historical financial data of PTNV below in conjunction with the amended Current Report on Form 8-K filed with the SEC on June 28, 2007. As stated previously, the Merger was accounted for as a recapitalization, whereby PTNV was treated as the acquirer for accounting purposes. Therefore, the historic financial statements prior to merger are those of PTNV and post merger, the financial statements represent the consolidated financial position and operating results of Magic Communications, Inc and its wholly-owned subsidiary, Post Tension of Nevada. The information below is being presented to give the financial reader a historical financial performance of PTNV, since PTNV is currently the sole operating entity of the Company. The selected consolidated historical financial data may not be indicative of future performance.

	2006	2005	2004	2003

Operating Data:
Sales	$30,222,079	$39,080,007	$32,957,035	$22,487,153

Cost of Sales	19,969,739	27,767,247	23,968,096	16,375,764

Gross Margin	10,252,340	11,312,760	8,988,939	6,111,389

Other costs and expenses:
Selling, general and administrative	4,460,243	4,928,149	3,433,581	3,673,652

Income from operations	5,792,097	6,384,611	5,555,358	2,437,652

Other income and (expense):
Other income (expense), net	167,830	72,775	113,239	17,667
Interest income (expense), net	(71,759)	(89,900)	(156,749)	(1,600)

Net income before income tax	5,888,168	6,367,486	5,511,848	2,453,719

Provision for income taxes	—	—	—	—

Net income	5,888,168	6,367,626	5,511,848	2,453,719

Net income per share:
Basic	$0.23	$0.25	$0.20	$0.10

Diluted	$0.23	$0.25	$0.20	$0.10

Distributions per share	$0.26	$0.25	$0.14	$0.10

Weighted average common shares outstanding:
Basic	25,400,160	25,400,160	25,400,160	25,400,160

	2006	2005	2004	2003
Diluted	25,400,160	25,400,160	25,400,160	25,400,160

Other Data:
Cash flow provided by (used in):
Operating activities	$7,743,292	$6,297,773	$3,682,968	$1,120,647
Investing activities	132,483	(589,804)	(399,109)	(63,855)
Financing activities	(6,614,000)	(5,129,254)	(1,774,714)	(932,612)
Capital expenditures	(132,483)	589,804	399,109	63,855
Current tax expense	—	—	—	—

	2006	2005	2004	2003

Balance Sheet Data:
Cash and cash equivalents	$2,937,178	$2,255,889	$1,677,183	$168,038
Working capital	6,539,390	6,845,594	5,415,506	3,996,375
Total assets	8,837,267	9,850,168	8,249,359	5,269,919
Long-term debt and other liabilities (including current portion)	9,577	28,125	54,455	163,285
Shareholders’ equity	7,594,962	7,977,579	6,087,359	4,232,188
Preliminary Note on Restated Financial Statements:
          On November 30, 2007, our Board of Directors created a Special Committee comprised of the two independent directors to work with the Company’s then Chief Financial Officer to conduct a voluntary, internal review of the Company’s recording and valuation of stock issued to employees and consultants related to the merger transaction completed by the Company in April 2007. The Special Committee retained outside counsel and a valuation expert to assist with this review.
          Based on the final report issued by the Company’s retained valuation expert, the Special Committee determined that the prior valuation of $0.16 per share recorded by the Company should be adjusted to a revised Fair Market Value of $0.36 per share. The valuation expert considered various factors including the restrictive period of transferability associated with the shares issued, lack of marketability and other factors in determining the fair market value of the shares of common stock issued. Subsequently, in consultation with our independent auditors, we determined that the prior valuation should be adjusted to $0.59 per share. The Company issued 5,325,840 shares of common stock to consultants and 101,600 shares of common stock to employees prior to the Merger. The additional expense of $0.43 per share of common stock issued results in additional non-cash compensation expense of $2,333,799 during the three months ended June 30, 2007. Compensation expense is recorded in accordance with Statement of Financial Accounting Standards No. 123(R) (revised) “Share-Based Payment” (“SFAS No. 123(R)”) and SFAS 157.
          There was no effect upon the balance sheet accounts as reported in the 10-Q for the three months ended June 30, 2007. As a result of the Merger, as the acquired entity’s shareholders exercise control over the Company, the transaction is deemed to be a capital transaction whereby the Company is treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded as a result of the Merger. Accordingly, the Company did not recognize goodwill or any other intangible assets in connection with the transaction. PTNV is treated as the acquirer for accounting purposes. Therefore, the historic financial statements prior to merger are those of PTNV and post merger, the financial statements represent the consolidated financial position and operating results of Company and its wholly-owned subsidiary, Post Tension of Nevada. All retained earnings of PTNV were recapitalized to retained earnings as of the merger date. The shares in question were issued by PTNV prior to the merger and thus increased valuation of the shares issued resulted in an increase to additional paid in capital and a corresponding decrease to retained earnings of PTNV. Because all retained earnings of PTNV were recapitalized to additional paid in capital on the merger date, there was no effect upon the previously reported balance sheets.
          There was no corresponding tax effect, since PTNV was an S Corporation prior to the merger. All tax benefits associated with the additional expense associated with increased valuation of the shares issued are a benefit to the S Corporation shareholders prior to the completion of the Merger.

          In considering the causes of the accounting errors set forth below, the Special Committee concluded that the evidence does not support a finding of intentional manipulation of stock grant pricing by any member of existing or prior management.
Three Months Ended June 30, 2007 as compared to Three Months Ended June 30, 2006
Results of Operations
          The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of our net sales:

	Three
	Months		Three
	Ended June		Months
	30, 2007		Ended June		Three
	As		30, 2007		Months
	Previously		As		Ended June
	Reported	Adjustment	Restated	%	30, 2006%
Net sales	$4,881,033	—	$4,881,033	100.0%	$9,304,034	100.0%
Cost of sales	3,337,458	—	3,337,458	68.4%	6,414,173	68.9%

Gross profit	1,543,575	—	1,543,575	31.6%	2,889,861	31.1%
Operating Expenses
Selling, general and administrative	1,056,301	43,688	1,099,989	22.1%	1,134,366	12.2%

Total operating expenses	1,056,301	43,688	1,099,989	22.3%	1,134,366	12.2%

Income from operations	487,274	(43,688)	443,586	9.1%	1,755,495	18.9%
Other income (expense)
Interest income (expense), net	17,910	—	17,910	0.4%	46,518	0.5%
Other income (expense), net	11,733	—	11,733	0.2%	(10,041)	(0.1)%
Merger related expenses and costs	(929,289)	(2,290,111)	(3,219,400)	(65.9)%	—	—%

Total other income (expense)	(899,646)	(2,333,799)	(3,233,445)	(66.2)%	36,477	0.4%

Income before provision for income taxes	(412,372)	(2,333,799)	(2,746,171)	(59.4)%	1,791,971	19.3%
Provision for income taxes	155,080	—	155,080	3.2%	—	—%

Net income	$(567,452)	(2,333,799)	$(2,901,251)	(59.4)%	$1,791,971	19.3%

Net sales
          Net sales totaled $4,881,033 for the three months ended June 30, 2007, as compared to $9,304,034 for the same period in 2006, or a decrease of 48%. Home Builders Research reported that new home sales through May are down 43.8 percent in Las Vegas and permit activity is down 34.4 percent from a year ago. The year to date 2007 metro Phoenix housing market continues at a pace 23% below that of last year. Our revenue is derived from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona has resulted in reduced sales level and gross margin.
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
Selling, general and administrative expenses
          Selling, general and administrative expenses for the quarter ended June 30, 2007 were $1,056,301 or 22.1% of net sales as compared to $1,134,366 or 12.2% of net sales during the same period of the prior year. Selling, general and administrative expenses decreased by $57,745 for the three month period ending June 30, 2007 versus the same three month period ending June 30, 2006. We continue to hold our Selling, general and administrative expenses at historical levels, but expect these expenses to increase in the future as we hire additional sales and marketing personnel, hire a full time Chief Financial Officer and seek out possible acquisition targets. Effective August 6, 2006, we appointed a full-time Chief Financial Officer, as reported in a Current Report on Form 8-K filed with the SEC on August 9, 2007.
Acquisition related expenses and costs
          PTNV issued 526 shares of common stock to consultants and advisors prior to the consummation of the Merger. The shares were exchanged for 5,327,840 shares of common stock of Magic Communications, Inc. upon the consummation of the Merger. PTNV issued 10 shares of common stock to employees prior to the consummation of the Merger that were converted into 101,600 shares of Magic Communications, Inc. upon the consummation of the Merger agreement. The 5,325,840 shares of common stock and 101,600 shares of common stock originally valued at $0.16 per share. We adjusted the per share value to $0.59 per share as discussed earlier, resulting in the Company recording an additional $2,290,111 to Merger related expenses and costs (5,325,840 Common shares of stock X $0.43 = $2,290,111). The Company incurred legal, accounting and other professional services of $77,155 during the three month period ending June 30, 2007 as a result of being a public company and consummating the Merger.
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
          The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of our net sales:

	Six
	Months		Six
	Ended June		Months
	30, 2007		Ended June		Six
	As		30, 2007		Months
	Previously		As		Ended June
	Reported	Adjustment	Restated	%	30, 2006%
Net sales	$8,611,042	—	$8,611,042	100.0%	$19,999,570	100.0%
Cost of sales	6,114,943	—	6,114,943	71.0%	13,398,807	67.0%

Gross profit	2,496,099	—	2,496,099	29.0%	6,600,763	33.0%
Operating Expenses
Selling, general and administrative	2,141,664	43,688	2,185,352	25.4%	2,265,740	11.3%

Total operating expenses	2,141,664	43,688	2,185,352	25.4%	2,265,740	11.3%

	Six
	Months		Six
	Ended June		Months
	30, 2007		Ended June		Six
	As		30, 2007		Months
	Previously		As		Ended June
	Reported	Adjustment	Restated	%	30, 2006%

Income from operations	354,435	(43,688)	310,747	3.6%	4,335,023	21.7%
Other income (expense)
Interest income (expense), net	48,544	—	48,544	0.8%	63,649	0.1%
Other income (expense), net	736,365	—	736,365	8.8%	22,243	0.3%
Merger related expenses and costs	(929,646)	(2,290,111)	(3,219,400)	(37.4)%	—	—%

Total other income (expense)	(144,379)	(2,290,111)	(2,434,490)	(28.3)%	85,893	0.4%

Income before provision for income taxes	219,056	(2,333,799)	(2,123,744)	(24.7)%	4,420,916	22.1%
Provision for income taxes	155,080	—	155,080	1.8%	—	—%

Net income	$54,976	(2,333,799)	$(2,278,824)	(26.5)%	$4,420,916	22.1%

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
Selling, general and administrative expenses
          Selling, general and administrative expenses for the six months ended June 30, 2007 were 25.4% of net sales as compared to 11.3% of net sales during the same period of the prior year. Selling, general and administrative expenses decreased to approximately $2,185,352 for the six months ended June 30, 2007 compared to approximately $2,265,740 for the six months ended June 30, 2006.
Acquisition related expenses and costs
          PTNV issued 526 shares of common stock to consultants and advisors prior to the consummation of the Merger. The shares were exchanged for 5,327,840 shares of common stock of Magic Communications, Inc. upon the consummation of the Merger. PTNV issued 10 shares of common stock to employees prior to the consummation of the Merger that were converted into 101,600 shares of Magic Communications, Inc. upon the consummation of the Merger agreement. The 5,325,840 shares of common stock and 101,600 shares of common stock originally valued at $0.16 per share. We adjusted the per share value to $0.59 per share as discussed earlier, resulting in the Company recording an additional $2,290,111 to Merger related expenses and costs (5,325,840 Common shares of stock X $0.43 = $2,290,111). The Company incurred legal, accounting and other professional services of $77,155 during the three month period ending June 30, 2007 as a result of being a public company and consummating the Merger.

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
ITEM 3. CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures.
          Under the supervision and with the participation of our management, including our Chief Executive Officer and then Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our former Chief Financial Officer concluded in the original 10-Q dated August 14, 2007 for the quarter ended June 30, 2007 that our disclosure controls and procedures were effective as of the end of the period covered by that report.
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

Restatement of Consolidated Financial Statements, Special Committee and Company Findings
          On November 30, 2007, our Board of Directors created a Special Committee comprised of the two independent directors to work with the Company’s current Chief Financial Officer to conduct a voluntary, internal review of the Company’s recording and valuation of stock issued to employees and consultants related to the merger transaction completed by the Company in April 2007. The Special Committee retained outside counsel and a valuation expert to assist with this review.
          Based on the final report issued by the Company’s retained valuation expert, the Special Committee determined that the prior valuation of $0.16 per share recorded by the Company should be adjusted to a revised Fair Market Value of $0.36 per share. The valuation expert considered various factors including the restrictive period of transferability associated with the shares issued, lack of marketability and other factors in determining the fair market value of the shares of common stock issued. Subsequently, in consultation with our independent auditors, we determined that the prior valuation should be adjusted to $0.59 per share. The Company issued 5,325,840 shares of common stock to consultants and 101,600 shares of common stock to employees prior to the Merger. The additional expense of $0.4320 per share of common stock issued results in an additional non-cash compensation expense of $2,333,799 during the three months ended June 30, 2007.
          All of the foregoing charges were non-cash and had no impact on our reported net sales or cash or cash equivalents. There was no effect upon the balance sheet accounts as reported in the 10-Q for the three months ended June 30, 2007 filed on August 14, 2007 and as amended in Amendment No. 1 thereto, also filed on August 14, 2007).
     As a result of the findings of the Special Committee as well as our internal review, we concluded that we needed to amend this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 14, 2007 and as amended in Amendment No. 1 thereto, also filed on August 14, 2007) to restate our condensed consolidated financial statements for the quarter ended June 30, 2007 and the related disclosures. We have restated the June 30, 2007 financial statements included in our June 30, 2007 Form 10-Q and also have restated the September 30, 2007 financial statements by the filing of an amended September 30, 2007 Form 10-Q/A. The changes to our financial statements included in these two amended reports are already reflected in our audited financial statements included in our Form 10-K for the year ended December 31, 2007, filed on May 8, 2008, and the changes in these two amended reports were made so they would conform to our audited financial reports for the full year.
          Our management, with the participation of our principal executive officer and principal financial officer, are responsible for the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) believed that our internal control over financial reporting was effective as of June 30, 2007.
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

          Effective controls, including monitoring, were not maintained to ensure the existence, completeness, accuracy, valuation and documentation of discussions between our prior Chief Financial Officer and our external counsel, auditors and consultants. This control deficiency resulted in the misstatement of our restricted stock-based compensation expense and related disclosures, and in the restatement of our consolidated financial statements for the quarter ended June 30, 2007 and for the quarter ended September 30, 2007.
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
          We recently amended our bylaws to make it easier for or majority stockholders, primarily Edward Hohman and John Hohman, to approve corporate actions that require the consent of our stockholders. In addition to those risk factors disclosed in the amended Current Report referred to in the preceding paragraph, on June 28, 2007, we amended our bylaws to make it easier for our majority stockholders to approve corporate actions without the need to call a meeting of all of our stockholders to vote on such corporate actions. The Delaware corporation laws that govern us require that certain corporate actions, such as a merger or sale of the Company, changes to our Certificate of Incorporation, and other actions, be approved by our stockholders prior to those actions becoming effective. Such stockholder approval can be obtained either by holding a stockholder meeting or, if our bylaws permit, by obtaining the written consent to such actions of stockholders owning a sufficient number of shares of stock to approve the actions (typically a majority of the outstanding shares of our stock). Our bylaws previously permitted action to be approved by written consent of our stockholders, but the bylaws required the written consent of all stockholders. We believe that obtaining the written consent of all stockholders to approve corporate action would be impracticable, due the time and cost that would be required. Similarly, holding a meeting of stockholders to approve certain actions would involve additional legal and other expenses to the Corporation. Accordingly, our board of directors amended our bylaws to permit stockholder approval of corporate actions by the written consent of the holders of a majority of our outstanding voting shares, as permitted by Delaware law. On August 3, 2007, our board approved, and the Company’s stockholders owning a majority of the outstanding voting shares, approved an amendment to our Certificate of Incorporation to change our name to “American Post Tension, Inc.” The change became effective upon compliance with the requirements of SEC rules, including the prior mailing of notification to our stockholders of such action, and the filing requirements of the Delaware Secretary of State.
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
July 14, 2008

American Post Tension, Inc. (Registrant)
By:	/s/ Edward Hohman
Edward Hohman, Chief Executive Officer

By:	/s/ Robert Hipple
Robert Hipple
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.