Form 10-Q/A
period 2007-09-30
AMERICAN POST TENSION, INC.
filed 2008-07-22
CIK 1205332

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

FORWARD-LOOKING INFORMATION
     To the extent that the information presented in this Amended Quarterly Report on Form 10-Q/A for the quarter and the nine months ended September 30, 2007 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events or statements regarding the intent, belief or current expectations of American Post Tension, Inc. and its subsidiary (collectively the “Company”), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates,” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the pace of residential construction in our geographic markets, changes in mortgage interest rates, prices and availability of raw materials and supplies, our ability to locate, acquire, pay for, and integrate other businesses that complement ours, our ability to expand our business into the commercial construction field, our ability to attract and retain qualified personnel if and as our business grows, and risks associated with our stock being classified as a “penny stock.” We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise, except as required by law.

Explanatory Note
     We are amending our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 14, 2007 (the “Original Filing”) to restate our condensed consolidated financial statements for the quarter ended June 30, 2007 and the related disclosures to conform this report to our audited financial statements for the calendar year 2007 as reported in our Annual Report on Form 10-K, filed on May 8, 2008. See Note 4, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” of the Notes to “Condensed Consolidated Financial Statements.” for a detailed discussion of the effect of the restatement.
     The restatement of the Original Filing reflected in this amended Quarterly Report on Form 10-Q/ A includes adjustments arising from the determinations of a Special Committee of our Board of Directors, consisting of independent members of the Board of Directors, which was formed on November 30, 2007, and our then Chief Financial Officer to conduct an internal review of our prior recording of compensation expense for stock issued in connection with the merger of the Company’s subsidiary and Post Tension of Nevada on April 12, 2007.
     For more information on these matters, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements, Special Committee and Company Findings” and Note 4 of the Notes to the Condensed Consolidated Financial Statements.
     As a result of the findings of the Special Committee as well as our internal review, we concluded that we needed to amend the Original Filing to restate our condensed consolidated financial statements for the quarter ended September 30, 2007 and the related disclosures. We have restated the June 30, 2007 financial statements included in the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2007. We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement or adjustments other than (i) this amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2007 and (ii) an amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2007. The changes contained in this Form 10-Q/A have already been reflected in our Form 10-K for the fiscal year ended December 31, 2007 filed on May 8, 2008.
     All of the information in this amended Quarterly Report on Form 10-Q/A is as of September 30, 2007 and does not reflect events occurring after the date of the Original Filing, other than the restatement, or modify or update disclosures (including, the exhibits to the Original Filing, except for the updated Exhibits 31.1, 31.2, 32.1, and 32.2 described below) affected by subsequent events. For the convenience of the reader, this amended Quarterly Report on Form 10-Q/ A sets forth the Original Filing in its entirety, as amended by, and to reflect, the restatement. The following sections of this Form 10-Q/A were adjusted to reflect the findings of the Special Committee as well as our internal review:
     Part I — Item 1 — Unaudited Financial Statements;
     Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;
     This amended Quarterly Report on Form 10-Q/A should be read in conjunction with our amended Quarterly Report on Form 10-Q/A for the three months ended June 30, 2007, our Annual Report for the fiscal year ended December 31, 2007 on Form 10-K, our periodic filings made with the SEC subsequent to the date of the Original Filing and any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable SEC rules, this amended Quarterly Report on Form 10-Q/A includes updated certifications from our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as Exhibits 31.1, 31.2, 32.1, and 32.2.

PART I FINANCIAL INFORMATION— ITEM 1.
UNAUDITED CONDENSED FINANCIAL STATEMENTS
AMERICAN POST TENSION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2007

	September 30,
	2007	December 31,
	(As restated)(1)	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,076,606	$2,937,178
Accounts receivable, net of allowance for doubtful accounts of $240,275 at September 30, 2007 and $191,100 at December 31, 2006	2,258,228	1,885,808
Inventory	1,267,398	2,752,337
Prepaid expenses	17,218	116,697

Total current assets	5,619,450	7,692,020

Property and equipment, net of accumulated depreciation of $1,198,548 at September 30, 2007 and $1,107,309 at December 31, 2006	1,034,546	1,065,148

Total assets	$6,653,996	$8,757,168

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$723,031	$498,939
Accrued interest	9,700	9,700
Income taxes payable	150,873	—
Current portion of long-term debt	1,311	9,577
Shareholder loans — current portion	321,100	530,106

Total current liabilities	1,206,015	1,048,322

Long-term liabilities:
Shareholder loans	—	203,684

Total liabilities	1,206,015	1,252,006

Shareholders’ equity:
Preferred stock, $.0001 par value — authorized, 1,000,000 shares at September 30, 2007 and December 31, 2006; no shares issued or outstanding at September 30, 2007 and December 31, 2006
Common stock, $.0001 par value — authorized, 50,000,000 shares at September 30, 2007 and December 31, 2006; issued, 34,291,600 and 25,400,160 shares at September 30, 2007 and December 31, 2006, respectively	3,429	2,540
Additional paid-in capital	5,151,799	7,574
Retained Earnings	292,753	7,495,048

Total shareholders’ equity	5,447,981	7,505,162
Total liabilities and shareholders’ equity	$6,653,996	$8,757,168

(1)	See Note 4, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” of the Notes to “Condensed Consolidated Financial Statements.”
The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAN POST TENSION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2007

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007		2007
	(As restated)(1	2006	(As restated)(1	2006
Sales	$4,166,195	$6,351,282	$12,777,236	$26,350,852

Cost of sales	2,980,306	4,135,396	9,235,323	17,752,520

Gross margin	1,185,889	2,215,886	3,541,913	8,598,332

Other costs and expenses
Selling, general and administrative	1,270,564	947,401	3,293,304	2,987,761

Income (loss) from operations	(84,675)	1,268,485	248,609	5,610,571

Other income and (expense)
Merger related expenses and costs	—	—	(3,219,400)	—
Other income (expense), net	56,853	(33)	793,219	22,210
Interest income, net	15,429	42,046	63,973	105,695

	72,282	42,013	(2,362,208)	127,905

Net income before income tax	$(12,393)	$1,310,498	$(2,113,599)	$5,738,476

Provision for income taxes	(4,207)	—	173,410	29,426

Net income	(8,186)	1,310,498	2,287,009)	5,709,050

Net income per share — basic	$(0.00)	$0.05	$(0.07)	$0.22

Net income per share — diluted	$(0.00)	$0.05	$(0.07)	$0.22

Distributions per share	$0.00	$0.04	$0.10	$0.22

Weighted average common shares outstanding:
Basic	34,275,296	25,400,160	30,981,946	25,400,160

Diluted	34,275,296	25,400,160	30,981,946	25,400,160

(1)	See Note 4, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” of the Notes to “Condensed Consolidated Financial Statements.”
The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAN POST TENSION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three and Nine Months Ended September 30, 2007

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007		2007
	(As restated)(1)	2006	(As restated)(1	2006
Net Income	$(8,186)	$1,310,498	$(2,287,009)	$5,709,050

Adjustment to reconcile net income to net cash provided (used in) by operating activities:
Depreciation	93,719	29,144	139,132	87,433
Shares issued as part of merger in lieu of cash	—	—	3,142,245	—
Shares issued to employees and BOD members	18,000	—	77,944	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	244,531	936,341	(372,420)	2,032,363
Inventory	(154,603)	(675,983)	1,484,939	(839,136)
Prepaid expenses and other assets	25,827	15,650	99,478	53,719
Increase (decrease) in
Accounts payable and accrued expenses	239,971	69,416	224,092	382,048
Accrued income taxes payable	(4,207)	—	150,853	—

Total adjustments	463,238	374,568	4,946,264	1,716,427

Net cash provided (used in) operating activities	455,052	1,685,066	2,659,255	7,425,477

Cash flows from investing activities:
Distribution of property and equipment to shareholders in lieu of cash compensation	21,882	—	21,882	—
Net proceeds from the sale/retirement of property and equipment	(1,601)	—	(16,220)	(33,546)
Acquisition (sale) of property and equipment	(84,366)	(9,220)	(130,722)	(15,212)

Net cash provided (used) in investing activities	(64,085)	(9,220)	(125,060)	(48,758)

Cash from financing activities:
Shareholder distributions	—	(1,103,999)	(2,994,769)	(5,680,796)
Issuance of shares for public shell net assets	—	—	4,407	—
Decrease in line of credit	—	(989,925)	—	1,359,400)
Increase (repayment) of loans payable	(3,573)	(17,005)	8,266	(28,125)
Proceeds from shareholder loans	—	904,166	—	904,166
Repayment of shareholder loans	(133,662)	—	(412,690)	—
Net cash provided by financing activities	(137,235)	(1,206,763)	(3,394,786)	(6,164,155)

Net increase (decrease) in cash and cash equivalents	253,732	469,083	(860,592)	1,212,564

Cash and cash equivalents, beginning of period	1,822,874	2,999,380	2,937,178	2,255,899

Cash and cash equivalents, end of period	$2,076,606	$3,468,463	$2,076,606	$3,468,463

(1)	See Note 4, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” of the Notes to “Condensed Consolidated Financial Statements.”
The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAN POST TENSION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2007

	Common Stock		Additional		Total
	Common		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2006	25,400,160	$2,540	$7,574	$7,495,048	$7,505,162
Net income	—	—	—	622,428	622,428
Distributions to shareholders	—	—	—	(438,050)	(438,050)

Balances at March 31, 2007	25,400,160	$2,540	$7,574	$7,679,426	$7,689,540

Net income (loss)	—	—	—	(567,452)	(567,452)
Distributions to shareholders	—	—	—	(2,556,718)	(2,556,718)
Issuance of restricted shares for consulting services	5,325,840	533	1,916,769	—	1,917,302
Issuance of restricted shares to employees of PTNV	101,600	10	36,566	—	36,576
American Post Tension, Inc. reclassification upon merger on April 12, 2007	3,414,600	341	4,066	—	4,407
Reclassification of PTNV retained earnings at the time of S Corporation revocation in April 2007	—	—	3,168,829	(3,168,829)	—

Balances at June 30, 2007	34,241,600	$3,424	$5,133,804	$300,939	$5,438,167

Net income (loss)				(8,186)	(8,186)
Issuance of restricted shares to BOD members	50,000	5	17,995		18,000
Balances at September 30, 2007	34,291,600	$3,429	$5,151,799	$292,752	$5,447,981

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
     On April 23, 2007, APTI filed a Schedule 14F-1 and as amended by a Schedule 14F-1/A filed on June 6, 2007 regarding a change in the majority of directors to comply with Rule 14f-1. The description of the transactions contemplated by the Merger Agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text of the exhibit in a Current Report on Form 8-K/A, Amendment No.2, filed on June 28, 2007 and incorporated by this reference.
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
     Currently PTNV has 110 employees. We do not outsource our labor; however, we have used on occasion temporary services to hire office personnel. None of our employees were represented by a union during the quarter ended September 30, 2007, and we believe relationships with our employees are good.
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
     We have a reputation for providing superior services to our clients. Some clients have been depending on us for 20 years, though there are no long term contracts with them. However, the company is currently negotiating with one of the largest home builders in the United States to make us the exclusive provider of post tension services to all concrete contractors used by the builder, in the states of Nevada, Arizona and Colorado. We cannot provide any assurances that we will be able to successfully negotiate this arrangement or that, if we are able to negotiate such an arrangement, the arrangement will be on terms that we prefer. The company has 99 customers. Most of them are contractors, concrete suppliers and other subcontractors to the construction industry. The top 10 customers each accounted for $7.4 million in our revenues for the nine months ended September 30, 2007.

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
Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Item 310 of Regulation S-K of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of September 30, 2007 and the results of operations and cash flows for the three months and nine months ended September 30, 2007 and 2006 not misleading. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements contained in Form 8-K/A filed on June 28, 2007 and the audited financial statements contained in our Form 10-K for the year ended December 31, 2007 filed on May 8, 2008.
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
     Basic and Diluted Earnings/(Loss) Per Share— Net earnings and loss per share is computed in accordance with Statement of Financial Standards No. 128, Earnings Per Share (“SFAS No. 128”). SFAS No. 128 requires the presentation of both basic and diluted earnings per share. Basic net earnings and loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur through the potential effect of common shares issuable upon the exercise of stock options, warrants and convertible securities. The calculation assumes: (i) the exercise of stock options and warrants based on the treasury stock method; and (ii) the conversion of convertible preferred stock only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations.
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
     In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). This interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting for income taxes in interim periods, as well as the required disclosures and transition. This interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows. There were no unrecognized tax benefits as of January 1, 2007.
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
     Based on the final report issued by the Company’s retained valuation expert dated February 28, 2008, the Special Committee determined that the prior valuation of $0.16 per share recorded by the Company should be adjusted to a revised Fair Market Value of $0.36 per share. The valuation expert considered various factors including the restrictive period of transferability associated with the shares issued, lack of marketability and other factors in determining the fair market value of the shares of common stock issued. Subsequently, in consultation with our independent auditors, we determined that the prior valuation should be adjusted to $0.59 per share. The Company issued 5,325,840 shares of common stock to consultants and 101,600 shares of common stock to employees prior to the Merger. The additional expense of $0.43 per share of common stock issued results in an additional non-cash compensation expense of $2,333,799 during the three months ended June 30, 2007. Compensation expense is recorded in accordance with Statement of Financial Accounting Standards No. 123(R) (revised) “Share-Based Payment” (“SFAS No. 123(R)”) and SFAS 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (Statement 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.
     There was no effect on the balance sheet accounts as reported in the Quarterly Report on Form 10-Q/A for the three months ended June 30, 2007. As a result of the Merger, as the acquired entity’s shareholders exercise control over the Company, the transaction is deemed to be a capital transaction whereby the Company is treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded as a result of the Merger. Accordingly, the Company did not recognize goodwill or any other intangible assets in connection with the transaction. PTNV is treated as the acquirer for accounting purposes. Therefore, the historic financial statements prior to the Merger are those of PTNV and post merger, the financial statements represent the consolidated financial position and operating results of Company and its wholly-owned subsidiary, Post Tension of Nevada. All retained earnings of PTNV were recapitalized to retained earnings as of the merger date. The shares in question were issued by PTNV prior to the Merger and thus increased valuation of the shares issued resulted in an increase to additional paid in capital and a corresponding decrease to retained earnings of PTNV. Because all retained earnings of PTNV were recapitalized to additional paid in capital on the merger date, there was no effect upon the previously reported balance sheets as of June 30, 2007 or September 30, 2007.
     In considering the causes of the accounting errors set forth below, the Special Committee concluded that the evidence does not support a finding of intentional manipulation of stock grant pricing by any member of existing management.
     The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense and on our unaudited consolidated condensed statements of operations for the three and nine months ended September 30, 2007.

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Sales	$4,166,195	—	$4,166,195	$12,777,236	$—	$12,777,236
Cost of sales	2,980,306	—	2,980,306	9,235,323	—	9,235,323
Gross Margin	1,185,889	—	1,185,889	3,541,913	—	3,541,913
Other costs and expenses

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Selling, general and administrative	1,282,564	12,000	1,270,564	3,261,616	31,688	3,293,304
Income from operations	(96,675)	12,000	(84,675)	280,297	(31,688)	248,609
Other income and (expense)
Merger related expenses and costs	—	—	—	(929,289)	(2,290,111)	(3,219,400)
Other income (expense), net	56,853	—	56,853	793,219	—	793,219
Interest income, net	15,429	—	15,429	63,973	—	63,973
Net income before income tax	(24,393)	12,000	(12,393)	208,200	(2,321,799)	(2,113,599)
Provision for income taxes	(8,527)	4,320	(4,207)	169,090	4,320	173,410
Net income	$(15,866)	$7,680	$(8,186)	$39,110	$(2,326,119)	$(2,287,009)
Net income per share — basic	$0.00	$0.00	$0.00	$0.00	$(0.07)	$(0.07)
Net income per share — diluted	$0.00	$0.00	$0.00	$0.00	$(0.07)	$(0.07)
The following table sets forth the impact of the additional non-cash charges for stock-based compensation expense on our unaudited consolidated condensed statements of cash flows for the three and nine months ended September 30, 2007.

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Net Income	$(15,866)	$7,680	$(8,186)	$39,100	$(2,326,119)	$(2,287,009)

Adjustment to reconcile net income to net cash provided (used in) by operating activities:
Depreciation	93,719	—	93,719	139,132	—	139,132
Shares issued as part of merger in lieu of cash	—	—	—	852,134	2,290,111	3,142,245
Shares issued to employees and BOD members	30,000	(12,000)	18,000	46,256	31,688	77,944
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	244,531	—	244,531	(372,420)	—	(372,420)
Inventory	(154,603)	—	(154,603)	1,484,939	—	1,484,939
Prepaid expenses and other assets	25,826	—	25,827	99,479	—	99,478
Increase (decrease) in
Accounts payable and accrued expenses	239,971	—	239,971	224,092	—	224,092
Accrued income taxes payable	(8,527)	4,320	(4,207)	146,533	4,320	150,873
Total adjustments	470,917	(7,680)	463,238	2,620,145	2,326,119	4,946,264
Net cash provided (used in) operating activities	455,051	—	455,052	2,659,255	—	2,659,255

Cash flows from investing activities:
Distribution of property and equipment to shareholders in lieu of cash compensation	21,882	—	21,882	21,882		21,882
Net proceeds from the sale/retirement of property and equipment	(1,601)	—	(1,601)	(16,220)		(16,220)
Acquisition (sale) of property and equipment	(84,366)	—	(84,366)	(130,723)	—	(130,722)
Net cash provided (used) in investing activities	(64,085)	—	(64,085)	(125,060)	—	(125,060)

Cash from financing activities:
Shareholder distributions	—	—	—	(2,994,769)	—	(2,994,769)
Issuance of shares for public shell net assets	—	—	—	4,407	—	4,407
Decrease in line of credit	—	—	—	—	—	—
Increase (repayment) of loans payable	(3,573)	—	(3,573)	8,266		8,266
Proceeds from shareholder loans	—	—	—	—	—	—

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Repayment of shareholder loans	(133,662)	—	(133,662)	(412,690)	—	(412,690)
Net cash provided by financing activities	(137,235)	—	(137,235)	(3,394,786)	—	(3,394,786)
Net increase (decrease) in cash and cash equivalents	253,732	—	253,732	(860,591)	—	(860,591)
Cash and cash equivalents, beginning of period	1,822,874	—	1,822,874	2,937,178	—	2,937,178
Cash and cash equivalents, end of period	$2,076,606	$—	$2,076,606	$2,076,606	$—	$2,076,606
Note 5: ACCOUNTS RECEIVABLE
     Accounts receivable are summarized as follows:

	September 30,	December 31,
	2007	2006
Accounts receivable	$2,498,503	$2,176,908
Allowance for doubtful accounts	(240,275)	(291,100)

Net amount	$2,258,228	$1,885,808

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
Note 9: SHAREHOLDER LOANS AND LONG TERM DEBT
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
Note 10: STOCK OPTION PLAN
     The board of directors, on November 24, 2002, adopted the Company’s 2002 Non-Statutory Stock Option Plan (“Plan”) so as to provide a critical long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company and its subsidiaries, if any. The board of directors believes that the Company’s policy of granting stock options to such persons will continue to provide it with a critical advantage in attracting and retaining qualified candidates. In addition, the Plan is intended to provide the Company with maximum flexibility to compensate plan participants. It is expected that such flexibility will be an integral part of the Company’s policy to encourage employees, non-employee directors, consultants, attorneys and advisors to focus on the long-term growth of stockholder value. The board of directors believes that important advantages to the Company are gained by an option program such as the 2002 Plan which includes incentives for motivating employees of the Company, while at the same time promoting a closer identity of interest between employees, non-employee directors, consultants, attorneys and advisors on the one hand, and the stockholders on the other. As of September 30, 2007, no options have been issued.
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

     PTNV issued 526 shares of common stock to consultants and advisors prior to the consummation of the Merger. The shares were exchanged for 5,327,840 shares of common stock of American Post Tension, Inc. on the consummation of the Merger. PTNV issued 10 shares of common stock to employees prior to the consummation of the Merger that were converted into 101,600 shares of American Post Tension, Inc. upon the consummation of the Merger agreement. The 5,327,840 shares of common stock and 101,600 shares of common stock were originally valued at $0.16 per share. As discussed previously in Note 4, on November 30, 2007, our Board of Directors created a Special Committee comprised of the two independent directors to work with the Company’s then Chief Financial Officer to conduct a voluntary, internal review of the Company’s recording and valuation of stock issued to employees and consultants related to the merger transaction completed by the Company in April 2007. The Special Committee retained outside counsel and a valuation expert to assist with this review. Based on the final report issued by the Company’s retained valuation expert dated February 28, 2008, the Special Committee determined that the prior valuation of $0.16 per share recorded by the Company should be adjusted to a revised Fair Market Value of $0.36 per share. The valuation expert considered various factors including the restrictive period of transferability associated with the shares issued, lack of marketability and other factors in determining the fair market value of the shares of common stock issued. Subsequently, in consultation with our independent auditors, we determined that the prior valuation should be adjusted to $0.59 per share. The additional expense of $0.43 per share of common stock issued results in an additional non-cash compensation expense of $2,333,799 during the three months ended June 30, 2007.
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
     PTNV reclassified $3,168,829 from Retained earnings to Additional paid in capital when PTNV terminated is Subchapter S election in April 2007. PTNV prior to the consummation of the Merger made distributions to shareholders in the amount of $438,050 during the three months ended March 31, 2007 and $2,556,718 during the three months ended June 30, 2007. No distributions were made to shareholders during the three months ended September 30, 2007. The distributions to shareholders were recorded as a reduction to Retained earnings.
     All references to shares and per share amounts in the accompanying financial statements have been restated to reflect the aforementioned share exchange. All retained earnings of PTNV were reclassified to Additional Paid in Capital on the date of the termination of its Subchapter S election in April 2007.
     The Company issued 25,000 shares of restricted stock to two independent members of the Board of Directors in July 2007 (for a total issuance of 50,000 shares of restricted common stock). The Company originally recorded compensation expense in the amount of $30,000 at a rate of $0.60 per share to reflect the estimated value of the 50,000 shares of common stock. As a result of the revaluation of the shares, as discussed previously, the shares were revalued at $0.36 per share, resulting in a revised amount to recorded compensation expense in the amount of $18,000 at a rate of $0.36 per share to reflect the estimated value of the 50,000 shares of common stock as of the later date of their issue than the shares issued in connection with the merger.
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
     The Company did not record a provision for income taxes for the three months ended March 31, 2007, as PTNV was a Subchapter S corporation until April 2007. All retained earnings of PTNV were reclassified to Additional paid in capital on the Subchapter S election termination by PTNV. The Company has had taxable income of $431,605 post merger and post termination of the Subchapter S election by PTNV. The Company recorded a $155,080 accrual for Federal Income taxes during the three months ended June 30, 2007 and recorded a reduction in accrual in the amount of ($4,320) during the three months ended September 30, 2007.
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
     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30			Nine Months Ended September 30
	2007	2007		2007	2007
	As Previously	As		As Previously	As
	Reported	Restated	2006	Reported	Restated	2006
NUMERATOR:
Income available to common shareholders	$(15,866)	$(8,186)	$1,310,498	$39,100	$(2,287,009)	$5,709,050
Numerator for net income per common share — diluted	$(15,866)	$(8,186)	$1,310,498	$39,100	$(2,287,900)	$5,709,050
DENOMINATOR:
Weighted average common shares	34,275,296	34,275,296	25,400,160	34,275,296	30,981,946	25,400,160
Effect of dilutive securities:
Options	—	—	—	—	—	—
Restricted shares	—	—	—	—	—	—
Denominator for net income per common share—diluted	34,275,296	34,275,296	25,400,160	34,275,296	30,981,946	25,400,160
Net income per common share:
Net income—Basic	$0.00)	$0.00	$0.05	$0.00	$(0.07)	$0.22
Net income—Diluted	$0.00	$0.00	$0.05	$0.00	$(0.07)	$0.22

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
     On December 28, 2006, APTI entered into a Memorandum of Understanding with PTNV, which became firm, and was announced in a Current Report on Form 8-K, filed with the SEC on February 20, 2007. On April 12, 2007, a Current Report on Form 8-K filed with the SEC reported the completion of the definitive Agreement and Plan of Merger (the “Merger Agreement”) with PTNV and PTNV Acquisition Corp, a Florida corporation and a wholly-owned subsidiary of APTI (“Acquisition Corp.”). The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Corp. would merge with and into PTNV (the “Merger”). As a result of the Merger, PTNV became a wholly-owned subsidiary of APTI. Each outstanding share of PTNV common stock was converted into the right to receive 10,160.064 shares of the Company’s common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement at closing, the Company issued, and the PTNV stockholders received, in a tax-free exchange, shares of Company common stock such that PTNV stockholders now own approximately 90% of the issued and outstanding shares of the Company.
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
Preliminary Note of Restated Financial Data:
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
     Based on the final report issued by the Company’s retained valuation expert dated February 28, 2008, the Special Committee determined that the prior valuation of $0.16 per share recorded by the Company should be adjusted to a revised Fair Market Value of $0.36 per share. The valuation expert considered various factors including the restrictive period of transferability associated with the shares issued, lack of marketability and other factors in determining the fair market value of the shares of common stock issued. Subsequently, in consultation with our independent auditors, we determined that the prior valuation should be adjusted to $0.59 per share. The Company issued 5,325,840 shares of common stock to consultants and 101,600 shares of common stock to employees prior to the Merger. The additional expense of $0.43 per share of common stock issued results in additional non-cash compensation expense of $2,333,799 during the three months ended June 30, 2007. Compensation expense is recorded in accordance with Statement of Financial Accounting Standards No. 123(R) (revised) “Share-Based Payment” (“SFAS No. 123(R)”) and SFAS 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (Statement 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.
     There was no effect on the balance sheet accounts as reported in the 10-Q for the three months ended June 30, 2007. As a result of the Merger, as the acquired entity’s shareholders exercise control over the Company, the transaction is deemed to be a capital transaction whereby the Company is treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded as a result of the Merger. Accordingly, the Company did not recognize goodwill or any other intangible assets in connection with the transaction. PTNV is treated as the acquirer for accounting purposes. Therefore, the historic financial statements prior to merger are those of PTNV and post merger, the financial statements represent the consolidated financial position and operating results of Company and its wholly-owned subsidiary, Post Tension of Nevada. All retained earnings of PTNV were recapitalized to retained earnings as of the merger date. The shares in question were issued by PTNV prior to the merger and thus increased valuation of the shares issued resulted in an increase to additional paid in capital and a corresponding decrease to retained earnings of PTNV. Because all retained earnings of PTNV were recapitalized to additional paid in capital on the merger date, there was no effect upon the previously reported balance sheets.
Three Months Ended September 30, 2007 as compared to Three Months Ended September 30, 2006
Results of Operations
     The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of our net sales:

	Three
	Months		Three
	Ended Sept.		Months
	30, 2007		Ended Sept.		Three
	As		30, 2007		Months
	Previously		As		Ended Sept.
	Reported	Adjustment	Restated	%	30, 2006%
Net sales	$4,166,195	—	$4,166,195	100.0%	$6,351,282	100.0%
Cost of sales	2,980,306	—	2,980,306	71.5%	4,135,396	65.1%

Gross profit	1,185,889	—	1,185,889	28.5%	2,215,886	34.9%
Operating Expenses
Selling, general and administrative	1,282,564	(12,000)	1,270,564	30.5%	947,401	14.9%

	Three
	Months		Three
	Ended Sept.		Months
	30, 2007		Ended Sept.		Three
	As		30, 2007		Months
	Previously		As		Ended Sept.
	Reported	Adjustment	Restated	%	30, 2006%
Total operating expenses	1,282,564	(12,000)	1,270,564	30.5%	947,401	14.9%

Income from operations	(96,675)	12,000	(84,675)	(2.0)%	1,268,485	20.0%
Other income (expense)
Interest income (expense), net	15,429	—	15,429	0.4%	42,046	0.7%
Other income (expense), net	56,853	—	56,853	1.4%	(33)	—%
Merger related expenses and costs	—	—	—	0)%	—	—%

Total other income (expense)	72,282	—	72,282	1.7%	42,013	0.7%

Income before provision for income taxes	(24,393)	12,000	(12,393)	(0.3)%	1,310,498	20.6%
Provision for income taxes	8,527	(4,320)	4,207	(0.1)%	—	—%

Net income	$(15,866)	7,680	$(8,186)	(0.2)%	$1,310,498	20.6%

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
Selling, general and administrative expenses
     Selling, general and administrative expenses for the quarter ended September 30, 2007 were $1,270,564 or 30.5% of net sales as compared to $947,401 or 14.9% of net sales during the same period of the prior year. Selling, general and administrative expenses increased by $323,163 for the three month period ending September 30, 2007 versus the same three month period ending September 30, 2006. We hired additional sales and marketing personnel to launch our Commercial Division, hired a full time Chief Financial Officer and incurred consulting fees related to being a Public Company. Effective August 6, 2006, we appointed a full-time Chief Financial Officer, as reported in a Current Report on Form 8-K filed with the SEC on August 9, 2007. Our Chief Executive Officer and Chief Operating Office, whom together own approximately 75% of the outstanding shares of common stock, have salaries of $500,000 per year. Last year they had salaries of $200,000 and also received distributions of the Subchapter S Earnings (a non income cash disbursement). The increase in the salaries of the Chief Executive Officer, Chief Operating Officer and CFO resulted in additional expense of $191,666 versus the same period in the prior year.
Provision for income taxes
     The Company did not record a provision for income taxes for the three months ended March 31, 2007, as PTNV was a Subchapter S corporation until April 2007. All retained earnings of PTNV were reclassified to Additional paid in capital on the Subchapter S election termination by PTNV. The Company has had taxable income of $431,605 post merger and post termination of the Subchapter S election by PTNV. The Company recorded a $155,080 accrual for Federal Income taxes during the three months ended

June 30, 2007 and recorded a reduction in accrual in the amount of ($4,207) during the three months ended September 30, 2007.
Nine Months Ended September 30, 2007 as compared to Nine Months Ended September 30, 2006
Results of Operations
     The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of our net sales:

	Nine
	Months		Nine
	Ended Sept.		Months
	30, 2007		Ended Sept.		Nine
	As		30, 2007		Months
	Previously		As		Ended Sept.
	Reported	Adjustment	Restated	%	30, 2006%
Net sales	$12,777,236	—	$12,777,236	100.0%	$26,350,852	100.0%
Cost of sales	9,235,323	—	9,235,323	72.3%	17,752,520	67.4%

Gross profit	3,541,913	—	3,541,913	27.7%	8,598,332	32.6%
Operating Expenses
Selling, general and administrative	3,261,616	31,688	3,293,304	25.8%	2,987,761	11.3%

Total operating expenses	3,261,616	31,688	3,293,304	25.8%	2,987,761	21.3%

Income from operations	280,297	(31,688)	248,609	1.9%	5,610,571	21.3%
Other income (expense)
Interest income (expense), net	63,973	—	63,973	0.5%	105,695	0.4%
Other income (expense), net	793,291	—	793,219	6.2%	22,210	0.1%
Merger related expenses and costs	(929,289)	(2,290,111)	(3,219,400)	(25.2)%	—	—%

Total other income (expense)	(72,097)	(2,290,111)	(2,362,208)	(18.5)%	127,905	0.5%

Income before provision for income taxes	208,200	(2,321,799)	(2,113,599)	(16.5)%	5,738,476	21.8%
Provision for income taxes	169,090	4,320	173,410	1.4%	29,426	0.1%

Net income	$39,110	(2,326,119)	$(2,287,009)	(17.9)%	$5,709,050	21.7%

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
Cost of sales
     Cost of sales, including all installation expenses, during the nine months ended September 30, 2007 was 72.3% of net sales, as compared to 67.4% in 2006, in part due to more significant competitive pressures we are experiencing. We are anticipating competition to increase and downward pressure on our gross margin during the next year as current and potential competitors seek new revenue streams.

Selling, general and administrative expenses
     Selling, general and administrative expenses for the nine months ended September 30, 2007 were 25.8% of net sales as compared to 11.3% of net sales during the same period of the prior year. Selling, general and administrative expenses increased to approximately $3,293,304 for the nine months ended September 30, 2007 compared to approximately $2,987,761 for the nine months ended September 30, 2006. We hired additional sales and marketing personnel to launch our Commercial Division, hired a full time Chief Financial Officer and incurred consulting fees related to being a Public Company. Effective August 6, 2006, we appointed a full-time Chief Financial Officer, as reported in a Current Report on Form 8-K filed with the SEC on August 9, 2007. Our Chief Executive Officer and Chief Operating Office, whom together own approximately 75% of the outstanding shares of common stock, have salaries of $500,000 per year. Last year they had salaries of $200,000 and also received distributions of the Subchapter S Earnings (a non income cash disbursement).
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
Provision for income taxes
     The Company did not record a provision for income taxes for the three months ended March 31, 2007, as PTNV was a Subchapter S corporation until April 2007. All retained earnings of PTNV were reclassified to Additional paid in capital on the Subchapter S election termination by PTNV. The Company has had taxable income of $431,605 post merger and post termination of the Subchapter S election by PTNV. The Company recorded a $155,080 accrual for Federal Income taxes during the three months ended June 30, 2007 and recorded a reduction in accrual in the amount of ($4,207) during the three months ended September 30, 2007.
Liquidity and Capital Resources
     Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital, borrowings from our revolving line of credit and equity proceeds raised. As of September 30, 2007 we had approximately $2,076,606 in cash on hand.
     Cash flows provided from operating activities were $455,052 and $1,685,066 for the three months ended September 30, 2007 and 2006, respectively and $2,659,275 and $7,425,477 for the nine months ended September 30, 2007 and 2006.

     Cash flows (used in) investing activities were ($64,085) and ($9,220), respectively, for the three months ended September 30, 2007 and 2006 and ($125,060) and ($48,758) for the nine months ended September 30, 2007 and 2006. The investing activities were for the purchase of fixed assets. The Company installed Microsoft Dynamics GP as its new accounting system during the three months ended September 30, 2007.
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
ITEM 3. CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures.
     Under the supervision and with the participation of our management, including our Chief Executive Officer and former Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our then Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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
     Based on the final report issued by the Company’s retained valuation expert dated February 28, 2008, the Special Committee determined that the prior valuation of $0.16 per share recorded by the Company should be adjusted to a revised Fair Market Value of $0.36 per share. The valuation expert considered various factors including the restrictive period of transferability associated with the shares issued, lack of marketability and other factors in determining the fair market value of the shares of common stock issued. Subsequently, in consultation with our independent auditors, we determined that the prior valuation should be adjusted to $0.59 per share. The Company issued 5,325,840 shares of common stock to consultants and 101,600 shares of common stock to employees prior to the Merger. The additional expense of $0.43 per share of common stock issued results in an additional non-cash compensation expense of $2,333,799 during the three months ended June 30, 2007.
     All of the foregoing charges were non-cash and had no impact on our reported net sales or cash or cash equivalents. There was no effect upon the balance sheet accounts as reported in the 10-Q for the three months ended June 30, 2007 or September 30, 2007. As a result of the Merger, as the acquired entity’s shareholders exercise control over the Company, the transaction is deemed to be a capital transaction whereby the Company is treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded as a result of the Merger. Accordingly, the Company did not recognize goodwill or any other intangible assets in connection with the transaction. PTNV is treated as the acquirer for accounting purposes. Therefore, the historic financial statements prior to merger are those of PTNV and post merger, the financial statements represent the consolidated financial position and operating results of Company and its wholly-owned subsidiary, Post Tension of Nevada. All retained earnings of PTNV were recapitalized to retained earnings as of the merger date. The shares in question were issued by PTNV prior to the merger and thus increased valuation of the shares issued resulted in an increase to additional paid in capital and a corresponding decrease to retained earnings of PTNV. Because all retained earnings of PTNV were recapitalized to additional paid in capital on the merger date, there was no effect upon the previously reported balance sheets.
     As a result of the findings of the Special Committee as well as our internal review, we concluded that we needed to amend this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 to restate our condensed consolidated financial statements for the quarter ended September 30, 2007 and the related disclosures. We have restated the September 30, 2007 financial statements included in our September30, 2007 Form 10-Q. We also amended our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 14, 2007, and as amended in Amendment No. 1 thereto, also filed on August 14, 2007. The changes to our financial statements included in these two amended reports are already reflected in our audited financial statements included in our Form 10-K for the year ended December 31, 2007, filed on May 8, 2008, and the changes in these two amended reports were made so they would conform to our audited financial reports for the full year.
     Our management, with the participation of our principal executive officer and then principal financial officer, are responsible for the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) believed that our internal control over financial reporting was effective as of September 30, 2007. As a result of the findings of the Special Committee as well as our internal review and our need to restate our condensed consolidated financial statements for the quarters ended June 30, 2007 and September 30, 2007, we determined that there were material weaknesses as of June 30, 2007, as more fully described below. For these reasons our principal executive officer and then principal financial officer concluded that our internal control over financial reporting was not effective as of June 30, 2007.
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
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our internal control over financial reporting as of June 30, 2007:
     We did not maintain effective governance and oversight, controls to prevent or detect instances of management override, and risk assessment procedures. Specifically, we failed to establish effective governance and oversight by the Board of Directors of our activities related to the granting of restricted shares of common stock related to the merger between the Company’s subsidiary and Post Tension of Nevada. Additionally, controls were not effective in adequately identifying, assessing and addressing significant risks associated with the granting of restricted shares of common stock that could impact our financial reporting and the tax consequences of such shares being granted. Finally, our controls were not adequate to prevent or detect instances of members of senior management lacking technical expertise regarding requirements of generally accepted accounting principles and tax requirements prior to issuing the shares of restricted securities. This control deficiency resulted in the following findings of the Special Committee:
•	Policies and procedures were inadequate and we failed to verify purported actions of Senior Management and their discussions with our outside legal counsel, auditor and consultants were accurately and timely documented; including evaluating the transactions concerning the issuance of restricted shares to ensure reporting was completed in accordance with generally accepted accounting principles. Inadequate documentation was prepared concerning the tax consequences and benefits to specific parties concerning the fair market value price assigned to such restricted shares and how the fair market value of such restricted shares were determined;

•	We failed to recognize restricted share grant practices as a significant risk and to assure that managers and other personnel involved in the restricted share grants process understood their appropriate roles and responsibilities and the consequences of their actions; and

•	We failed to assure that our prior Chief Financial Officer received adequate supervision and training on how to comply with the requirements of generally accepted accounting principles applicable to the issuance of restricted shares of common stock.
     This control deficiency, and related findings of the Special Committee, resulted in the restatement of our consolidated financial statements for the quarter ended June 30, 2007 and the quarter ended September 30, 2007. Additionally, this control deficiency could result in misstatements of our financial statement accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constituted a material weakness. This material weakness also contributed to the existence of the following additional material weakness.
     We did not maintain effective controls over our accounting for and disclosure of our restricted stock-based compensation expense. Specifically, effective controls, including monitoring, were not maintained to ensure the existence, completeness, accuracy, valuation and documentation of discussions between our prior Chief Financial Officer and our external counsel, auditors and consultants. This control deficiency resulted in the misstatement of our restricted stock-based compensation expense and related disclosures, and in the restatement of our consolidated financial statements for the quarter ended June 30, 2007 and for the quarter ended September 30, 2007. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of our interim consolidated financial statements that would not be prevented or detected. Accordingly, our management determined that this control deficiency constituted a material weakness.
Changes in Internal Control Over Financial Reporting
     The Special Committee discussed the above issues with the entire Board of Directors on February 29, 2008 and we commenced remediation of the material weaknesses described above, which is now complete. Our Board of Directors has approved additional control procedures to remediate the material weaknesses including the following:
•	Creation and implementation of formal, documented restricted stock grant procedures and practices to ensure systematic approval and execution of restricted stock grants and the proper recording of such grants in our financial statements;

•	Establishment of additional training for personnel and directors in areas associated with the restricted stock granting processes and other compensation practices to increase competency levels of the personnel involved.

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
Item 5. Other Information
     Effective August 6, 2007, our board of Directors (the “Board”) appointed Mr. Dean Homayouni, Esq., CPA, 49, as our Chief Financial Officer. Mr. Homayouni replaced Mr. Kelly T. Hickel, who had been our acting Chief Financial Officer. Mr. Hickel subsequently resigned as a member of our Board as well. Mr. Homayouni remained as our Chief Financial Officer until April 4, 2008, when he resigned due to an on-going dispute over compensation, as reported in a Form 8-K filed on April 9, 2008. On July 10, 2008, we filed a Report on Form 8-K reporting that we have retained CF Consulting, LLC, a financial and legal consulting firm, to undertake the functions of Chief Financial Officer and corporate counsel on a consulting basis, as a result of which Mr. Robert Hipple now serves as our Chief Financial Officer. Mr. Hipple is not an elected officer, employee or director of the Company.
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