Form 10-Q
period 2008-06-30
AMERICAN POST TENSION, INC.
filed 2008-08-21
CIK 1205332

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                                FORM 10-Q
(Mark One)
[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended June 30, 2008
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period From    To

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

                            (702) 565-7866
          (Registrant?s Telephone Number, Including Area Code)

         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]Accelerated filer [ ]Non-accelerated filer [ ] Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                        Yes [ ] No [ ]

As of May 13, 2008, the registrant had 34,291,600 shares of Common Stock $0.0001 par value) outstanding.


                              TABLE OF CONTENTS
                                                                Page No.
PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                          3

ITEM 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK   10

ITEM 4. CONTROLS AND PROCEDURES                                      10

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                            11

Item 1A. Risk Factors                                                11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds  12

Item 3. Defaults upon Senior Securities                              12

Item 4. Submission of Matters to a Vote of Security Holders          12

Item 5. Other Information                                            12

Item 6. Exhibits                                                     13


SIGNATURES

Exhibit Index                                                        14

Certification of Chief Executive Officer Pursuant to Section 302

Certification of Principal Financial and Accounting Officer
Pursuant to Section 302

Certification of Chief Executive Officer Pursuant to Section 906

Certification of Principal Financial and Accounting Officer
Pursuant to Section 906



                           FORWARD-LOOKING INFORMATION

  To the extent that the information presented in this Quarterly
Report on Form 10-Q for the quarter ended June 30, 2008 discusses financial projections, information or expectations about our products, services, or markets, or otherwise makes statements about future events or statements regarding the intent, belief or current expectations of American Post Tension, Inc. and its subsidiary (collectively the ?Company?), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Forward-looking statements are typically identified by the words ?believes,? ?expects,? ?anticipates,? and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the pace of residential construction in our geographic markets, changes in mortgage interest rates, prices and availability of raw materials and supplies, our ability to locate, acquire, pay for, and integrate other businesses that complement ours, our ability to expand our business into the commercial construction field, our ability to attract and retain qualified personnel if and as our business grows, and risks associated with our stock being classified as a ?penny stock.? We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise, except as required by law.

PART 1.  FINANCIAL INFORMATION.
Item 1.  Financial Statements.



                       AMERICAN POST TENSION, INC.
            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                   June 30, 2007       December 31, 2007
                                    (Unaudited)            (Audited)
ASSETS
Current assets:
   Cash and cash equivalents         $  466,397        $  1,206,064
   Accounts receivable, net of
     allowance for doubtful accounts
     of $190,275 at June 30, 2007 and
     $240,275 at December 31, 2007    2,111,809            1,387,163
   Other receivables                    100,498             100,498
   Inventory                          1,454,328            1,691,623
   Prepaid expenses                      73,495              105,863
   Deferred tax asset                   169,313               38,246
                                     -----------          -----------
      Total current assets            4,375,840            4,529,457

Property and equipment, net of
   accumulated depreciation of
   $1,347,024 at June 30, 2008 and
   $1,247,806 at December 31, 2007      915,067            1,006,439
                                     ------------         -----------
      Total assets                   $5,290,907         $ 5,535,896
                                     ============         ===========
LIABILIIES AND SHAREHOLDER EQUITY
Current liabilities:
   Accounts payable and accrued
      expenses                       $1,068,731          $    289,361
   Accrued interest                       1,080                 1,080
   Shareholder loans-current portion         --               185,085
                                     -------------       ------------
       Total current liabilities      1,069,811               475,526

Long-term liabilities:
   Shareholder loans                                               --
                                     -------------       -------------
       Total liabilities              1,069,811               475,526

Shareholder equity
   Preferred stock, $0.001 par value,
     1,000,000 shares authorized, no
     shares issued at December 31, 2007
     and June 30, 2008                       --                    --
   Common stock, $0.001 par value,
     50,000,000 shares authorized,
     34,291,600 issued at December 31,
     2007 and June 30, 2008                3,429                  3,429
   Additional paid in capital          5,167,799              5,167,799
   Retained earnings                    (950,132)              (110,858)
                                      -------------         ------------

        Total shareholder equity       4,221,096              5,060,370
                                      -------------         ------------
        Total liabilities and
        Shareholder equity          $  5,290,907            $ 5,535,896
                                      =============         =============













































The accompanying notes are an integral part of the unaudited condensed financial statements



                       AMERICAN POST TENSION, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three and Six Months Ended June 30, 2008 and 2007


                              Three Months Ended       Six Months Ended
                                   June 30,                June 30,
                              --------------------   ---------------------
                                2008       2007        2008       2007
                              --------- ----------   ---------- ----------
Sales                        $3,607,511 $4,881,033  $6,646,452 $8,611,042
Cost of sales                 2,981,839  3,337,458   5,393,076  6,114,943
                              --------- ----------   ---------- ----------
Gross margin                    625,672  1,543,575   1,255,376  2,496,099

Other costs and expenses
   Selling, general and
     administrative           1,092,221  1,099,989   2,106,093  2,185,352
                              --------- ----------   ---------- ----------
Income from operations         (466,549)   443,586    (850,717)   310,747
Other income and expense
   Merger related expenses
     and costs                       -- (3,219,400)         -- (3,219,400)
   Other income, net              (1,265)   11,733       1,739    736,366
   Interest income, net            3,414    17,910       9,704     48,544
                               --------- ----------   --------- ----------
                                (464,400)3,189,757)   (839,274)(2,434,490)
                               --------- ----------   --------- ----------
Net income before income tax  $ (464,400)(2,746,171) $(839,274)(2,123,744)
Provision for income tax              --    155,080         --    155,080
                               --------- ----------   --------- ----------
Net income                      (464,400)(2,901,251)  (839,274  (2,278,824
                               ========= ==========   ========= ==========
Net income per share ?basic   $    (0.02)$    (0.09) $   (0.02)$     (0.08)

Net income per share-diluted  $    (0.02)$    (0.09) $   (0.02)$     (0.08)

Distributions per share       $       -- $     0.08  $      -- $      0.10

Weighted average common
  Shares outstanding:
  Basic                        34,291,600 33,172,855 34,291,600 29,307,979
  Diluted                      34,291,600 33,172,855 34,291,600 29,307,979






The accompanying notes are an integral part of the unaudited condensed financial statements

                      AMERICAN POST TENSION, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
           For the Six Months Ended June 30, 2008 and 2007

                                                        Six Months Ended
                                                             June 30,
                                                     ---------------------
                                                       2008       2007
                                                     ---------- ----------
Net income                                        $ (839,274) $(2,278,824)
Adjustment to reconcile net income to net
   Cash provided by (used in) operations:
   Depreciation                                       99,419        45,414
   Shares issued in merger                                --     3,142,245
   Shares issued to employees                             --        59,944
Changes in assets and liabilities:
(Increase) decrease in:
   Accounts receivable                              (724,646)    (616,951)
   Inventory                                         237,295     1,639,542
   Prepaid expenses and other assets                  32,368        73,653
   Deferred tax asset                               (131,067)           --
Increase (decrease) in:
   Accounts payable and accrued                      779,370      (15,879)
   Accrued income tax                                     --       155,080
                                                    ----------  ----------
Total adjustment                                     292,739     4,483,048
                                                    ----------  ----------
Net cash provided by (used in) operations           (546,535)    2,204,225

Cash flows from investing activities:
   Acquisition (sale) of property and equipment           --      (44,446)
                                                    ----------  ----------
Net cash provided by investing activities                 --      (44,446)

Cash flows from financing activities:
   Shareholder distributions                              --   (2,556,718)
   Issue of shares for public shell                       --         4,407
   Repayment of loans payable                             --       (2,370)
   Repayment of shareholder loans                    (185,085)   (131,351)
                                                    ----------  ----------
Net cash provided by financing activities            (185,085) (2,686,032)
                                                    ----------  ----------
Net increase (decrease) in cash                      (731,620) (1,892,621)
Cash, beginning of period                           1,206,064    3,715,495
                                                    ----------  ----------
Cash, end of period                                $  474,444  $ 1,822,874








                      AMERICAN POST TENSION, INC.
                         NOTES TO THE UNAUDITED
                    CONDENSED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS AND SIX MONTHS
                      ENDED JUNE 30, 2008 AND 2007

Note 1: BASIS OF PRESENTATION OF INTERIM PERIOD

  The accompanying unaudited financial statements of the Company at June 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles (?GAAP?) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company?s annual report on Form 10-K for the year ended December 31, 2007. In management?s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company?s financial statements not misleading have been included. The results of operations for the periods ended June 30, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2007 balance sheet has been derived from the Company?s audited financial statements included in the Company?s annual report on Form 10-K for the year ended December 31, 2007.

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

Fair Value

  In September 2006, the Financial Accounting Standards Board (the ?FASB?) issued Statement of Financial Accounting Standards (?SFAS?) No.
157, ?Fair Value Measurement? (?SFAS 157?). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted SFAS 157 on January 1, 2008. Adoption of this statement did not have a material impact on the financial statements of the Company.



                        AMERICAN POST TENSION, INC.
                         NOTES TO THE UNAUDITED
                      ONDENSED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS AND SIX MONTHS
                      ENDED JUNE 30, 2008 AND 2007

Note 1: BASIS OF PRESENTATION OF INTERIM PERIOD (continued)

Recent Pronouncements

  The Company has reviewed all recently issued, but not yet effective accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

 In March 2008, the FASB issued SFAS No. 161, ?Disclosures about Derivative Instruments and Hedging Activities? (?SFAS 161?). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 ?Accounting for Derivative Instruments and Hedging Activities? and how derivative instruments and related hedged items affect a company?s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company?s future financial position or results of operations.

 In December 2007, the FASB issued SFAS No. 141 (Revised 2007), ?Business Combinations? (?SFAS 141R?). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

 In December 2007, the FASB issued SFAS No. 160, ?Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51? (?SFAS 160?). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on our financial position or results of operations.

                        AMERICAN POST TENSION, INC.
                         NOTES TO THE UNAUDITED
                      ONDENSED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS AND SIX MONTHS
                      ENDED JUNE 30, 2008 AND 2007

Note 2 ACCOUNTS RECEIVABLE

  Accounts receivable are summarized as follows:

                                           June 30,         December 31,
                                             2008              2007
                                         --------------- -----------------
Accounts receivable                      $ 2,302,084     $   1,766,182

Allowance for doubtful accounts             (190,275)         (240,275)
                                          -------------- -----------------

Net amount                               $ 2,111,809     $   1,525,907

 The Company?s top ten customers comprised 58% of sales during the three month period ending June 30, 2008. The top ten customers comprised 58% of sales during the twelve months ended December 31, 2007.

Note 3: RELATED PARTY TRANSACTIONS

  The Company leases substantially all of its office, maintenance and warehouse facilities from entities that are owned and/or controlled by Ed Hohman, President, and John Hohman, Chief Operating Officer, who are the Company?s principal shareholders. Rents were paid or accrued in favor of the shareholders in the amount of $62,040 during the three months ended June 30, 2008 and $247,480 during the twelve months ended December 31, 2007.

Note 4: SHAREHOLDER LOANS AND LONG TERM DEBT

  At March 31, 2008 and December 31, 2007 the Company had loans due to its shareholders aggregating $46,676 and $185,085, respectively. The loans were paid in full on April 7, 2008. Additionally the Company had notes payable for vehicle purchases that were paid in full as of December 31, 2007.

Note 5: INCOME TAXES

  The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, ?Accounting for Income Taxes (?SFAS No.109?). SFAS No.109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Prior to 2003, the Company and its stockholders elected to be taxed under subchapter S of the Internal Revenue Code. As a result, all
                        AMERICAN POST TENSION, INC.
                         NOTES TO THE UNAUDITED
                      ONDENSED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS AND SIX MONTHS
                      ENDED JUNE 30, 2008 AND 2007

Note 5: INCOME TAXES (continued)

income and losses were reported by the Company?s stockholders. The following is a reconciliation of income taxes computed using the statutory Federal rate to the income tax expense in the financial statements for June 30, 2008.

Income tax provision at the federal statutory rate             34%

Effect of operating losses                                    (34)%

As of June 30, 2008, the Company has net operating losses for Federal income tax purposes totaling approximately $839,274. The following is a schedule of deferred tax assets as of June 30, 2008:

                Net operating loss                $839,274
                Net deferred tax asset            $     --

 Under Sections 382 and 269 (the ?shell corporation? rule) of the Code following an ?ownership change,? special limitations (?Section 382 Limitations?) apply to the use by a corporation of its net operating loss, or NOL, carryforwards arising before the ownership change and various other carryforwards of tax attributes (referred to collectively as the ?Applicable Tax Attributes?). The Company had NOL carryforwards due to historical losses of Magic of approximately $364,393 at December 31, 2006. This NOL carryforward will expire through calendar year 2026 if not utilized and is subject to review and possible adjustment by the IRS. As a result of the Merger, the Company experienced an ownership change, and Section 382 Limitations will apply to the Applicable Tax Attributes of the Company.

 The Company has adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by FIN 48. In this regard, an uncertain tax position represents the Company?s expected treatment of a tax position taken in a filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax positions through January 1, 2008. The Company?s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.


ITEM 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 as compared to Three Months Ended June 30, 2007 Results of Operations

  The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of our net sales:

Three Months Ended June 30, 2008:

Net sales
  Net sales totaled $3,607,511 for the three months ended March 31, 2008, as compared to $4,881,033 for the same period in 2007, or a decrease of 26%. Home Builders Research reported that new home sales are down 25.4 percent in Las Vegas and the year to date 2008 metro Phoenix housing market continues at a pace 39% below that of last year and permit activity is down 64%. Our revenue is derived from new construction of residential housing and is directly related to new home sales and permits for new residential construction as well as commercial construction.

Cost of sales
  Cost of sales, including all installation expenses, during the three months ended June 30, 2008 was 81.1% of net sales, as compared to 68.4% in 2007. We are anticipating competition to increase and downward pressure on our gross margin during the next year as current and potential competitors seek new revenue streams.

Selling, general and administrative expenses

  Selling, general and administrative expenses for the three months ended June 30, 2008 were $1,092,221 or 30% of net sales as compared to $1,056,301 or 22.1% of net sales during the same period of the prior year. Selling, general and administrative expenses increased by $35,920 for the three month period ending June 30, 2008 versus the three month period ending June 30, 2007.
Our Chief Executive Officer and Chief Operating Officer, who together own approximately 75% of the outstanding shares of common stock, have salaries of $500,000 per year. Last year they had salaries of $200,000 and also received distributions of the Subchapter S Earnings (a non income cash disbursement). The increase in the salaries of the Chief Executive Officer, Chief Operating Officer and CFO resulted in additional expense of $187,501 versus the same period in the prior year.

Provision for income taxes

 The Company recorded no provision for income taxes for the three months ended
June 30, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures.

 Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the ?Exchange Act?)). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

 Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission?s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

 During the quarter ended June 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

  We have been involved in various legal and governmental proceedings incidental to our continuing business operations. As of June 30, 2008 there were no continuing legal suits or any known pending litigation related to claimed construction defects as a result of services and products provide to our customers.

 On October 26, 2007, the District Council of Iron Workers of the State of California and Vicinity (?Ironworkers?) filed a charge with the National Labor Relations Board alleging that Post Tension of Nevada, Inc. engaged in unfair labor practices in its Phoenix operations. The General Counsel of the Board issued a complaint and notice of hearing based on this charge alleging that Post Tension committed certain unfair labor practices and that the employees had engaged in an unfair labor practice strike. A hearing on this matter has been held and briefs to the Administrative Law Judge were filed on April 1, 2008. The primary issue is whether a strike by employees was an ?unfair labor practice? strike or an ?economic? strike. Striking employees have made an offer to return to work and several have returned to work and others will be returned when work is available. If the strike is an unfair labor practice strike there is approximately $30,000 in back wages due.

 Ten of the striking employees and foremen have also filed charges with the EEOC in Cases Nos. 540-2008-01783 through 540-2008-01793 alleging that they have been discriminated against based on their national origin. A position statement has been filed on behalf of the Company.

 There are no legal disputes involving a labor organization at Post Tension?s Henderson location. Laborers? Local 702 has been recognized as the representative of the field and shop employees at the Henderson location and PTNV and Local 702 are engaged in bargaining for a collective bargaining contract. There are no charges pending before any administrative agency concerning this bargaining relationship.

ITEM 1A. Risk Factors

 Investing in our common stock involves a high degree of risk. Certain of the risks related to an investment in our common stock were disclosed in an amended Current Report on form 8-K, which we filed with the SEC on June 28, 2007. The portion of that amended Current Report under the Caption ?Risk Factors? is hereby incorporated into this report by this reference. You should carefully consider those risk factors, as well as the following additional risk factors and other information in this report, before deciding whether to invest in shares of our common stock. The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona and has resulted in significantly reduced sales and gross margin. Our revenue is derived primarily from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The recent downturn in residential construction in Las Vegas, Nevada and Phoenix, Arizona has resulted in a significant reduction in our revenues for the three-month period ended June 30, 2008. We cannot predict whether or when residential construction activity will rebound in those markets. Prolonged sluggishness in residential construction, however, can be expected to continue to have a negative impact on our revenues and earnings.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 The Company did not issue any shares during the three months ended June
30, 2008.

Item 3. Defaults upon Senior Securities

 There were no defaults upon senior securities during the three month period ended June 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

 None

Item 5. Other Information

 In August, 2008, the Board of Directors dismissed out existing auditors and appointed Berman, Hopkins, Wright & LaHam, CPAs, & Associates, LLP as our new auditors. Thus change was reported in a form 8-K filed with the SEC on August 15, 2008.

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

SIGNATURES:

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 20, 2008
                                 American Post Tension, Inc.
                                 (Registrant)

                                 By: 	/s/ Edward Hohman
                                     ------------------------------
                                     Edward Hohman
                                     President and Chief Executive
                                     Officer (Principal Executive
                                     Officer) and

                                  By:   /s/ Robert Hipple
                                      ------------------------------
                                      Robert Hipple
                                     (Principal Financial Officer)

Exhibit Index

Exhibit No. 	                                             Description

31.1 	Certification of Chief Executive Officer Pursuant to Section 302 of
      the Sarbanes-Oxley Act.
31.2.	Certification of Principal Financial and Accounting Officer
      Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of
      the Sarbanes-Oxley Act.

32.2 	Certification of Principal Financial and Accounting Officer
      Pursuant to Section 906 of the Sarbanes-Oxley Act.