Form 10-Q/A
period 2008-06-30
AMERICAN POST TENSION, INC.
filed 2008-11-19
CIK 1205332

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                                FORM 10-Q/A
(Mark One)
[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July 15, 2008, the registrant had 34,291,600 shares of Common Stock $0.0001 par value) outstanding.


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

Certification of Chief Executive Officer Pursuant to Section 302

Certification of Principal Financial and Accounting Officer
Pursuant to Section 302

Certification of Chief Executive Officer Pursuant to Section 906

Certification of Principal Financial and Accounting Officer
Pursuant to Section 906











                        EXPLANATORY NOTE

  This amendment to our quarterly report on Form 10-Q amends and corrects certain financial information in our original quarterly report which was filed August 20, 2008. The corrections pertain primarily to data input errors on prior period statements.

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

PART 1.  FINANCIAL INFORMATION.
Item 1.  Financial Statements.





                      AMERICAN POST TENSION, INC.
            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                    June 30, 2008      December 31, 2007
                                    (Unaudited)            (Audited)
ASSETS
Current assets:
   Cash and cash equivalents         $  463,647        $  1,206,064
   Accounts receivable, net of
     allowance for doubtful accounts
     of $189,346 at June 30, 2008 and
     $240,275 at December 31, 2007    2,119,343            1,387,163
   Other receivables                     98,283             100,498
   Inventory                          1,478,624            1,691,623
   Prepaid expenses                      58,145              105,863
   Deferred tax asset                   169,313               38,246
                                     -----------          -----------
      Total current assets            4,387,355            4,529,457
Property and equipment, net of
   accumulated depreciation of
   $1,348,024 at June 30, 2008 and
   $1,247,806 at December 31, 2007      914,068            1,006,439
                                     ------------         -----------
      Total assets                   $5,301,423         $ 5,535,896
                                     ============         ===========
LIABILIIES AND SHAREHOLDER EQUITY
Current liabilities:
   Accounts payable and accrued
      expenses                       $1,241,647          $    289,361
   Accrued interest                       1,080                 1,080
   Shareholder loans-current portion         --               185,085
                                     -------------       ------------
       Total current liabilities      1,242,727               475,526
Long-term liabilities:
   Shareholder loans                         --                    --
                                     -------------       -------------
       Total liabilities              1,227,727               475,526
Shareholder equity
   Preferred stock, $0.001 par value,
     1,000,000 shares authorized, no
     shares issued at December 31, 2007
     and June 30, 2008                       --                    --
   Common stock, $0.001 par value,
     50,000,000 shares authorized,
     34,291,600 issued at December 31,
     2007 and June 30, 2008                3,429                  3,429
   Additional paid in capital          5,167,799              5,167,799
   Retained earnings                  (1,112,532)              (110,858)
                                      -------------         ------------
        Total shareholder equity       4,058,696              5,060,370
                                      -------------         ------------
        Total liabilities and
        Shareholder equity          $  5,301,423            $ 5,535,896
                                      =============         =============
The accompanying notes are an integral part of the financial statements
                       AMERICAN POST TENSION, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three and Six Months Ended June 30, 2008 and 2007


                              Three Months Ended       Six Months Ended
                                   June 30,                June 30,
                              --------------------   --------------------
                                2008       2007        2008       2007
                              --------- ----------   --------- ----------
Sales                        $3,711,073 $4,881,033 $6,752,014 $8,611,042
Cost of sales                 3,435,769  3,337,458  5,822,743  6,114,943
                              --------- ----------  --------- ----------
Gross margin                    275,304  1,543,575    929,271  2,496,099
Other costs and expenses
   Selling, general and
     administrative           1,065,997  1,099,989  2,079,869  2,185,352
                              --------- ----------  ---------- ----------
Income from operations         (790,693)   443,586 (1,150,598)   310,747
Other income and expense
   Merger related expenses
     and costs                      --  (3,219,400)       --  (3,219,400)
   Other income, net             10,832     11,733     13,836    736,366
   Interest income, net          (2,269)    17,910      4,021     48,544
                               --------- ---------- --------- ----------
Total other income and expense    8,563 (3,189,757)    17,857  2,434,490)
                               --------- ---------- --------- ----------
Net income before income tax $ (782,130)(2,746,171)(1,132,741)(2,123,744)
Provision for income tax             --    155,080   (131,067)   155,080
                               --------- ----------  --------- ----------
Net income                     (782,130)(2,901,251)(1,001,674)(2,278,824)
                               ========= ==========  ========= ==========
Net income per share basic    $   (0.02) $   (0.09) $   (0.03) $   (0.08)

Net income per share-diluted  $   (0.02) $   (0.09) $   (0.03) $   (0.08)

Distributions per share       $      --  $    0.08  $      --  $    0.10

Weighted average common
  Shares outstanding:
  Basic                       34,291,600 33,172,855 34,291,600 29,307,979
  Diluted                     34,291,600 33,172,855 34,291,600 29,307,979








The accompanying notes are an integral part of the unaudited condensed financial statements


                      AMERICAN POST TENSION, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
           For the Six Months Ended June 30, 2008 and 2007

                                                    Six Months Ended
                                                        June 30,
                                                   --------------------
                                                      2008       2007
                                                   ---------  ---------
Net income                                      $(1,001,674) $(2,278,824)
Adjustment to reconcile net income to net
   Cash provided by (used in) operations:
   Depreciation                                     100,418       45,414
   Shares issued in merger                               --    3,142,245
   Shares issued to employees                            --       59,944
Changes in assets and liabilities:
(Increase) decrease in:
   Accounts receivable                             (729,965)    (616,951)
   Inventory                                        212,999    1,639,542
   Prepaid expenses and other assets                 47,718       73,653
   Deferred tax asset                              (131,067)     155,080
Increase (decrease) in:
   Accounts payable and accrued                     952,286      (15,879)
                                                   ---------    ---------
Net cash provided by (used in) operations          (549,285)    2,204,225

Cash flows from investing activities:
   Acquisition (sale) of property and equipment      (8,047)     (44,446)
                                                   ----------   ---------
Net cash used by investing activities                (8,047)     (44,446)

Cash flows from financing activities:
   Shareholder distributions                             --   (2,556,718)
   Issue of shares for public shell                      --        4,407
   Repayment of loans payable                            --       (2,370)
   Repayment of shareholder loans                   (185,085)   (131,351)
                                                    ---------- ----------
Net cash used by financing activities               (185,085) (2,686,032)
                                                    ---------- ----------
Net increase (decrease) in cash                     (742,417) (1,892,621)
Cash, beginning of period                          1,206,064   3,715,495
                                                    ---------- ----------
Cash, end of period                               $  463,647  $1,822,874











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

Fair Value

  In September 2006, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (?SFAS?) No.
157, ?Fair Value Measurement? (?SFAS 157?). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted SFAS 157 on January 1, 2008. Adoption of this statement did not have a material impact on the financial statements of the Company.

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



                        AMERICAN POST TENSION, INC.
                         NOTES TO THE UNAUDITED
                      ONDENSED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS AND SIX MONTHS
                      ENDED JUNE 30, 2008 AND 2007

Note 2 ACCOUNTS RECEIVABLE

  Accounts receivable are summarized as follows:

                                           June 30,         December 31,
                                             2008              2007
                                         --------------- ----------------
Accounts receivable                      $ 2,308,689     $   1,627,438
Allowance for doubtful accounts             (189,346)         (240,275)
                                          -------------- ----------------

Net amount                               $ 2,119,343     $   1,387,163

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

As of June 30, 2008, the Company has net operating losses for Federal income tax purposes totaling approximately $1,112,000. The tax benefit of the loss carry-forwards at the statutory federal rate of 34 percent totaled approximately $378,000. The Company has recorded a valuation allowance of approximately $209,000 against the deferred tax asset as realization of the entire tax benefit is unlikely. There was no change in the net deferred tax asset during the quarter ended June 30, 2008.





























ITEM 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 as compared to Three Months Ended June 30, 2007 Results of Operations

  The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of our net sales:

Three Months Ended June 30, 2008:

Net sales

  Net sales totaled $3,711,073 for the three months ended June 30, 2008, as compared to $4,881,033 for the same period in 2007, or a decrease of 25%. Home Builders Research reported that new home sales are down 25.4 percent in Las Vegas and the year to date 2008 metro Phoenix housing market continues at a pace 39% below that of last year and permit activity is down 64%. Our revenue is derived from new construction of residential housing and is directly related to new home sales and permits for new residential construction as well as commercial construction.

Cost of sales

  Cost of sales, including all installation expenses, during the three months ended June 30, 2008 was 92.6% of net sales, as compared to 68.4% in 2007. We are anticipating competition to increase and downward pressure on our gross margin during the next year as current and potential competitors seek new revenue streams.

Selling, general and administrative expenses

  Selling, general and administrative expenses for the three months ended June 30, 2008 were $1,065,997 or 29% of net sales as compared to $1,056,301 or 21.6% of net sales during the same period of the prior year. Selling, general and administrative expenses increased by $9,696 for the three month period ending June 30, 2008 versus the three month period ending June 30, 2007.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks primarily related to changes in interest rates. The Company does not undertake any specific actions to limit these exposures at this time.

ITEM 4T CONTROLS AND PROCEDURES

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

Item 4. Submission of Matters to a Vote of Security Holders

 None

Item 5. Other Information

 In August, 2008, the Board of Directors dismissed our existing auditors and appointed Berman, Hopkins, Wright & LaHam, CPAs and Associates, LLP as our new auditors. Thus change was reported in a form 8-K filed with the SEC on August 15, 2008.

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

November 19, 2008
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