Form 10-Q
period 2008-09-30
AMERICAN POST TENSION, INC.
filed 2008-11-19
CIK 1205332

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                                FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended September 30, 2008
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period From    To

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

As of October 15, 2008, the registrant had 34,291,600 shares of Common Stock $0.0001 par value) outstanding.



                             TABLE OF CONTENTS
Certification of Chief Executive Officer Pursuant to Section 302

                                                                Page No.
PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                          1

ITEM 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION   2
AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    2

ITEM 4. CONTROLS AND PROCEDURES                                       3

PART II OTHER INFORMATION                                             3

Item 1. Legal Proceedings                                             3

Item 1A. Risk Factors                                                 4

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds   4

Item 3. Defaults upon Senior Securities                               5

Item 4. Submission of Matters to a Vote of Security Holders           5

Item 5. Other Information                                             5

Item 6. Exhibits                                                      5


SIGNATURES                                                            6

Exhibit Index                                                         6


Certification of Principal Financial and Accounting Officer
Pursuant to Section 302

Certification of Chief Executive Officer Pursuant to Section 906

Certification of Principal Financial and Accounting Officer
Pursuant to Section 906







                           FORWARD-LOOKING INFORMATION

  To the extent that the information presented in this Quarterly
Report on Form 10-Q for the quarter ended September 30, 2008 discusses financial projections, information or expectations about our products, services, or markets, or otherwise makes statements about future events or statements regarding the intent, belief or current expectations of American Post Tension, Inc. and its subsidiary (collectively the ?Company?), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Forward-looking statements are typically identified by the words ?believes,? ?expects,? ?anticipates,? and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the pace of residential construction in our geographic markets, changes in mortgage interest rates, prices and availability of raw materials and supplies, our ability to locate, acquire, pay for, and integrate other businesses that complement ours, our ability to expand our business into the commercial construction field, our ability to attract and retain qualified personnel if and as our business grows, and risks associated with our stock being classified as a ?penny stock.? We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise, except as required by law.

PART 1.  FINANCIAL INFORMATION.
Item 1.  Financial Statements.














                       AMERICAN POST TENSION, INC.
            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                   September 30, 2008  December 31, 2007
                                      (Unaudited)           (Audited)
ASSETS
Current assets:
   Cash and cash equivalents           $    383,920       $  1,206,064
   Accounts receivable, net of
     allowance for doubtful accounts
     of $189,346 at September 30, 2008
     and $240,275 at December 31, 2007    1,852,092         1,387,163
   Other receivables                             --           100,498
   Inventory                              3,212,092         1,691,623
   Prepaid expenses                          34,286           105,863
   Deferred tax asset                       169,313            38,246
   Employee advances                          2,163                --
                                         -----------      ------------
      Total current assets                5,653,866         4,529,457

Property and equipment, net of
   accumulated depreciation of
   $1,381,634 at September 30, 2008 and
   $1,247,806 at December 31, 2007          885,512         1,006,439
                                         -----------      -----------
      Total assets                      $ 6,539,378      $  5,535,896
                                         ===========      ===========
LIABILITIES AND SHAREHOLDER EQUITY
Current liabilities:
   Accounts payable and accrued
      expenses                          $   785,277      $    289,361
   Accrued interest                              --             1,080
   Shareholder loans-current portion             --           185,085
   Loan payable                           1,421,062                --
   Line of credit                           840,000                --
                                         -----------      ------------
       Total current liabilities          3,046,339           475,526
Long-term liabilities                            --                --
                                        ------------      ------------
       Total liabilities                  3,046,339           475,526

Shareholder equity
   Preferred stock, $0.001 par value,
     1,000,000 shares authorized, no
     shares issued at December 31, 2007
     and September 30, 2008                      --                --
   Common stock, $0.001 par value,
     50,000,000 shares authorized,
     34,291,600 issued at December 31,
     2007 and 34,366,600 issued at
     September 30, 2008                       3,436             3,429
   Additional paid in capital             5,174,708         5,167,799
   Retained earnings                     (1,685,105)         (110,858)
                                        ------------       -------------

        Total shareholder equity          3,493,039         5,060,370
                                        -----------      ------------
        Total liabilities and shareholder
           equity                       $ 6,539,378       $ 5,535,896
                                        ===========      ============














































The accompanying notes are an integral part of the unaudited condensed financial statements
                       AMERICAN POST TENSION, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three and Nine Months Ended September 30, 2008 and 2007

                            Three Months Ended      Nine Months Ended
                              September 30,            September 30,
                            --------------------   ---------------------
                              2008       2007        2008       2007
                            --------- ----------   ----------  ---------
Sales                      $3,499,340 $4,166,195 $ 10,251,355 $12,777,236
Cost of sales               3,127,389  2,980,306    8,950,132   9,235,323
                            --------- ----------   ----------  ----------
Gross margin                  371,951  1,185,889    1,301,223   3,541,913

Other costs and expenses
   Selling, general and
     administrative           925,866  1,270,564    3,005,735   3,293,304
                            --------- ----------   ----------  ----------
Income (loss)from operations (553,915)   (84,675)  (1,704,512)    248,609
Other income and expense
   Merger related expenses
     and costs                    --         --           --  (3,219,400)
   Other income, net                3     56,853            3     793,219
   Interest income, net       (18,661)    15,429         (805)     63,973
                             --------- ----------   ---------  ----------
Net loss before income tax  $(572,573)   (12,393 (1,705,314)  (2,362,208)
Provision for income tax           --     (4,207)   (131,067)    173,410
                             --------- ----------   ---------  ----------
Net income (loss)          $(572,573)    (8,186)  (1,574,247) (2,287,009)
                             ========= ==========   ========= ==========
Net (loss) per share basic $   (0.00)$    (0.00)  $    (0.05)$     (0.07)

Net (loss) per share-diluted$  (0.00)$    (0.00)  $    (0.05)$     (0.07)

Distributions per share     $   0.00 $     0.00   $     0.00 $      0.10

Weighted average common
  Shares outstanding:
  Basic                    34,366,600 34,275,296   34,316,782  30,981,946
  Diluted                  34,366,600 34,275,296   34,316,782  30,981,946










The accompanying notes are an integral part of the unaudited condensed financial statements


                      AMERICAN POST TENSION, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
       For the Nine Months Ended September 30, 2008 and 2007

                                                   Nine Months Ended
                                                     September 30,
                                                   --------------------
                                                      2008       2007
                                                   ---------  ---------
Net income (loss)                               $(1,574,247) $(2,287,009)
Adjustment to reconcile net income (loss) to
   net cash provided by (used in) operations:
   Depreciation                                     134,029      139,132
   Shares issued in merger                               --    3,142,245
   Shares issued to employees and Board members          --       77,944
   Shares issued for services                         4,000           --
   Shares issued for accrued compensation             2,916           --
Changes in assets and liabilities:
(Increase) decrease in:
   Accounts receivable                             (364,431)    (372,420)
   Inventory                                     (1,520,469    1,484,939
   Prepaid expenses and other assets                 69,414       99,478
   Deferred tax asset                              (131,067)     150,853
Increase (decrease) in:
   Accounts payable and accrued                     494,836      224,092
                                                   ----------  ----------
Net cash provided by (used in) operations        (2,885,019)   2,659,255

Cash flows from investing activities:
   Distributions of property and equipment to
     shareholders                                        --       21,882
   Acquisition (sale) of property and equipment     (13,102)    (146,942)
                                                    ---------- ----------
Net cash provided by investing activities           (13,102)    (125,060)

Cash flows from financing activities:
   Shareholder distributions                             --   (2,994,769)
   Issue of shares for public shell                      --        4,407
   Increase (repayment)of loans payable            2,261,062       8,266
   Repayment of shareholder loans                   (185,085)   (412,690)
                                                    ---------- ----------
Net cash provided by financing activities          2,075,977) (3,394,786)
                                                    ---------- ----------
Net increase (decrease) in cash                     (822,144)   (860,592)
Cash, beginning of period                          1,206,064   2,937,178
                                                    ---------- ----------
Cash, end of period                               $  383,920  $2,076,606


Supplemental cash flow information:
  Cash paid for interest                          $   21,799  $       --
                                                    =========   =========


                      AMERICAN POST TENSION, INC.
                         NOTES TO THE UNAUDITED
                    CONDENSED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS AND NINE MONTHS
                    ENDED SEPTEMBER 30, 2008 AND 2007

Note 1: BASIS OF PRESENTATION OF INTERIM PERIOD

  The accompanying unaudited financial statements of the Company at September 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles (?GAAP?) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company?s annual report on Form 10-K for the year ended December 31, 2007. In management?s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company?s financial statements not misleading have been included. The results of operations for the periods ended September 30, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2007 balance sheet has been derived from the Company?s audited financial statements included in the Company?s annual report on Form 10-K for the year ended December 31, 2007.

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



                      AMERICAN POST TENSION, INC.
                         NOTES TO THE UNAUDITED
                    CONDENSED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS AND NINE MONTHS
                    ENDED SEPTEMBER 30, 2008 AND 2007

Note 1: BASIS OF PRESENTATION OF INTERIM PERIOD (continued)

Recent Pronouncements

  The Company has reviewed all recently issued, but not yet effective accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU
Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

 In December 2007, the FASB issued SFAS No. 141 (Revised 2007), ?Business Combinations? (?SFAS 141R?). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the
                      AMERICAN POST TENSION, INC.
                         NOTES TO THE UNAUDITED
                    CONDENSED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS AND NINE MONTHS
                    ENDED SEPTEMBER 30, 2008 AND 2007

Note 1: BASIS OF PRESENTATION OF INTERIM PERIOD (continued)

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

Note 2 ACCOUNTS RECEIVABLE

  Accounts receivable are summarized as follows:

                                         September 30,      December 31,
                                             2008              2007
                                         --------------- -----------------
Accounts receivable                      $  2,041,437     $   1,627,438

Allowance for doubtful accounts              (189,346)         (240,275)
                                          -------------- -----------------
Net amount                               $  1,852,092     $   1,387,163

 The Company?s top ten customers comprised 58% of sales during the three month period ending September 30, 2008. The top ten customers comprised 58% of sales during the twelve months ended December 31, 2007.

Note 3: RELATED PARTY TRANSACTIONS

  The Company leases substantially all of its office, maintenance and warehouse facilities from entities that are owned and/or controlled by Ed Hohman, President, and John Hohman, Chief Operating Officer, who are the Company?s principal shareholders. Rents were paid or accrued in favor of the shareholders in the amount of $62,040 during the three months ended September 30, 2008 and $247,480 during the twelve months ended December 31, 2007.

Note 4: SHAREHOLDER LOANS AND LONG TERM DEBT

  At March 31, 2008 and December 31, 2007 the Company had loans due to its shareholders aggregating $46,676 and $185,085, respectively. The loans were paid in full on April 7, 2008. Additionally the Company had notes payable for vehicle purchases that were paid in full as of December 31, 2007.

                      AMERICAN POST TENSION, INC.
                         NOTES TO THE UNAUDITED
                    CONDENSED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS AND NINE MONTHS
                    ENDED SEPTEMBER 30, 2008 AND 2007

Note 4: SHAREHOLDER LOANS AND LONG TERM DEBT (continued)

  During the quarter ended September 30, 2008, the Company entered into a line of credit agreement with the Bank of Nevada in the total amount of $1,700,000, which was guaranteed by our principal officers, Edward Hohman and John Hohman. This line of credit carries an interest rate of 6% percent on outstanding balances. The Company has used $840,000 of this line of credit during the quarter.

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

As of September 30, 2008, the Company has net operating losses for Federal income tax purposes totaling approximately $1,685,000. The tax benefit of the loss carry-forward at the statutory federal rate of 34 percent totals approximately $573, 000. The Company has recorded a valuation allowance of approximately $404,000 against the deferred tax asset as realization of the entire tax benefit is unlikely. There was no change in the net deferred tax asset during the quarter ended September 30, 2008.

Note 6:  EQUITY

During the quarter ended September 30, 2008, the Company issued a total of 75,000 shares, resulting in total outstanding shares as of September 30, 2008 of 34,366,600. A total of 25,000 shares were issued to our independent director as the annual director compensation of 25,000 shares. These shares were issued as of July 1, 2008 at an issue price of $0.1166 per share, at a discount to the then market closing price of $0.14 per share to reflect the restricted nature of the shares. An additional 50,000 shares were issued to CF Consulting, LLC as part of the consulting agreement under which it provides principal financial officer services to the Company. The shares were valued by agreement at $4,000, or $0.08 per share. At the time of issue, the closing price of the shares was $0.10 per share and the bid price was $0.08.

Note 7.   INVENTORY

During the quarter ended September 30, 2008, the Company ordered raw material (wire strand) from a regular supplier, who was unable to meet the

                      AMERICAN POST TENSION, INC.
                         NOTES TO THE UNAUDITED
                    CONDENSED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS AND NINE MONTHS
                    ENDED SEPTEMBER 30, 2008 AND 2007

Note 7.   INVENTORY  (continued)

order. As a result, the Company placed the order with another supplier. Unexpectedly, the first supplier later obtained the supply and delivered it to the Company with no prior notice, despite the order cancellation.
On advising the supplier to pick up the materials, the supplier instead suggested that the Company retain the supply, and pay for it only when the material was used. The supplier accordingly cancelled the related invoice. The Company has placed the wire strand in inventory, but the related charge has been entered as a ?loan payable?, without interest rather than as an account payable. The amount of this ?loan payable? at September 30, 2008 was $1,421,062. The loan amount will be transferred to accounts payable as and when the material is used, and will be paid for accordingly.


 ITEM 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2008 as compared to Three and Nine Months Ended September 30, 2007 Results of Operations

  The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of our net sales:

Three Months Ended September 30, 2008:

Net sales

  Net sales totaled $3,499,340 for the three months ended September 30, 2008, as compared to $4,166,195 for the same period in 2007, or a decrease of 16%. Home Builders Research reported that new home sales are down 45.4 percent in Las Vegas and the year to date 2008 metro Phoenix housing market continues at a pace 49% below that of last year and permit activity is down 64%. Our revenue is derived from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona has resulted in reduced sales level and gross margin.

Cost of sales

  Cost of sales, including all installation expenses, during the three months ended September 30, 2008 was 89.4% of net sales, as compared to 72.3% in 2007.
We are anticipating competition to increase and downward pressure on our gross margin during the next year as current and potential competitors seek new revenue streams.

Selling, general and administrative expenses

  Selling, general and administrative expenses for the three months ended September 30, 2008 were $925,866 or 26.5% of net sales as compared to $1,282,564 or 30.8% of net sales during the same period of the prior year. Selling, general and administrative expenses decreased by $356,698 for the three month period ending September 30, 2008 versus the three month period ending September 30, 2007. Our Chief Executive Officer and Chief Operating Officer, who together own approximately 75% of the outstanding shares of common stock, have salaries of $500,000 per year, which they have voluntarily reduced to $250,000 in the quarter ended September 30, 2008.

Provision for income taxes

 The Company recorded no provision for income taxes for the three months ended September 30, 2008, because of concerns regarding the potential realization of The benefits of the tax loss.

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

(b) Changes in Internal Control over Financial Reporting.

 During the quarter ended September 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

  We have been involved in various legal and governmental proceedings incidental to our continuing business operations. As of September 30, 2008 there were no continuing legal suits or any known pending litigation related to claimed construction defects as a result of services and products provide to our customers.

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

The Company is also participating in an on-going arbitration dispute with its former Chief Financial Officer, who resigned from the Company in March, 2008, as provide in the contract under which he was employed. The Company also has filed a separate legal proceeding seeking damages from the former CFO in a state court in Las Vegas. Neither the arbitration nor the legal proceeding is expected to have a material effect on our financial results.

ITEM 1A. Risk Factors

 Investing in our common stock involves a high degree of risk. Certain of the risks related to an investment in our common stock were disclosed in an amended Current Report on form 8-K, which we filed with the SEC on June 28, 2007. The portion of that amended Current Report under the Caption ?Risk Factors? is hereby incorporated into this report by this reference. You should carefully consider those risk factors, as well as the following additional risk factors and other information in this report, before deciding whether to invest in shares of our common stock. The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona and has resulted in significantly reduced sales and gross margin. Our revenue is derived primarily from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The recent downturn in residential construction in Las Vegas, Nevada and Phoenix, Arizona has resulted in a significant reduction in our revenues for the three-month period ended September 30, 2008. We cannot predict whether or when residential construction activity will rebound in those markets. Prolonged sluggishness in residential construction, however, can be expected to continue to have a negative impact on our revenues and earnings.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 The Company issued 25,000 shares of common stock to an outside director during the quarter ended September 30, 2008, in accordance with the regular compensation arrangement for its independent directors. The shares were issued for the equivalent of $0.117 per share, or a total of $2,916 in accrued director compensation.

Also during the quarter ended September 30, 2008, the Company issued 50,000 common shares to CF Consulting, LLC, in accordance with the consulting agreement under which CF Consulting LLC provides principal financial officer and corporate counsel consulting services to the Company. The shares were issued for total consideration of $4,000, as provided in the consulting agreement.

As a result of these issues, the total number of shares of common stock outstanding increased from 34,291,600 at June 30, 2008 to 34,366,600 at September 30, 2008.

Item 3. Defaults upon Senior Securities

 There were no defaults upon senior securities during the three month period ended September 30, 2008.

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