Form 10-K
period 2008-12-31
AMERICAN POST TENSION, INC.
filed 2009-04-15
CIK 1205332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             Form 10-K

             Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

             For the Fiscal Year Ended December 31, 2008 or

         Transition Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                  For the transition period from     to

                     Commission File No. 0-50090

                       AMERICAN POST TENSION, INC.
         (Exact name of registrant as specified in its charter)

         Delaware                                      13-3926203
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                 1179 Center Point Drive, Henderson, NV
                (Address of principal executive offices)

Registrant?s telephone number, including area code:   (702) 565-7866

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

Name of each exchange on which registered        Title of each class

     OTC Bulletin Board            Common Stock (par value $.0001 per share)

Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.             Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
                                                          Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant?s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.                   Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [ ]           Accelerated filer          [ ]
Non-accelerated filer    [ ]           Smaller reporting company  [X]
         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).               Yes [ ] No [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2008 was $2,646,390. The number of shares outstanding of the registrant?s of common stock on March 31, 2009 was as follows:

Common stock (par value $0.0001 per share) 34,366,600 shares.









































                         AMERICAN POST TENSION, INC.
                                 FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 2008
                              TABLE OF CONTENTS
PART I
                                                            Page No.
Item 1.  Business ..................................................... 1

Item 1A. Risk Factors.................................................  4

Item 1B. Unresolved Staff Comments ..................................  13

Item 2. Properties ................................................... 13

Item 3. Legal Proceedings ............................................ 13

Item 4. Submission of Matters to a Vote of Security Holders .......... 13

      PART II

Item 5. Market for Registrant?s Common Equity and Related Stockholder
        Matters and Issuer Purchases of Equity Securities ............ 13

Item 6. Selected Financial Data ...................................... 15

Item 7. Management?s Discussion and Analysis of Financial Condition
        and Results of Operations .................................... 16

Item 8. Financial Statements and Supplementary Data .................. 21

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..................................... 36

Item 9A. Controls and Procedures ..................................... 36

Item 9B. Other Information ........................................... 38

      PART III

Item 10. Directors and Executive Officers of the Registrant .......... 38

Item 11. Executive Compensation ...................................... 42

Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters .................. 43

Item 13. Certain Relationships and Related Transactions and
         Director Independence ....................................... 45

Item 14. Principal Accountant Fees and Services ...................... 46

      PART IV

Item 15. Exhibits and Financial Statement Schedules .................. 47

      Signatures ...................................................   48
                          Forward-Looking Information

     This Annual Report on Form 10-K contains ?forward-looking statements? within the meaning of Section 27A of the Securities Act of 1933, as amended (theSecurities Act), and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act). All statements in this Annual Report other than statements of historical fact are forward-looking statements for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as may, will, expects, believes, ?plans, estimates, potential, or continue, or the negative thereof or other and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under Management?s Discussion and Analysis of Financial Condition and Results of Operations, generally, and specifically therein under the captions Liquidity and Capital Resources and Risk Factors as well as elsewhere in this Annual Report on Form 10-K. All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

                                 PART I
ITEM 1. BUSINESS

General

     The company was originally formed as Magic Communications, Inc. (Magic) as a New York corporation on January 16, 1997 and reincorporated as a Delaware corporation in November 2002. It was formed for the purpose of offering Internetkiosks where the public could access the Internet for a fee. Magic was unable todevelop that business, and, from June 1997 until April 2007 Magic engaged in the business of contracting with various locations such as malls, gas stations, stores and office buildings to install pay phones that were an alternative to those provided by the primary local service provider.

       On April 12, 2007, Magic entered into a Merger Agreement with Post Tension of Nevada, Inc. ?PTNV?)and PTNV Acquisition Corp., a Florida corporation and a wholly-owned subsidiary of Magic (?Acquisition Corp.?). The Merger Agreement provided that Acquisition Corp. would merge with and into PTNV (the ?Merger?). As a result of the Merger, PTNV became a wholly-owned subsidiary of Magic. Each outstanding share of PTNV common stock was converted into the right to receive 10,160.064 shares of Magic?s common stock and the PTNV stockholders received, in a tax-free exchange, 90 percent of the resulting shares of Magic common stock. After the Merger, Magic changed its name to American Post Tension, Inc. (?APTI? or the ?Company?) on September 24, 2007.

The transaction was treated as a capital transaction under which APTI was treated as a non-business entity. Therefore, the accounting for the business combination was identical to that resulting from a reverse merger, except no goodwill or other intangible assets was recorded as a result of the Merger. Accordingly, the Company did not recognize goodwill or any other intangible assets in connection with the transaction and PTNV was treated as the acquirer for accounting purposes. Therefore, the historic financial statements prior to merger are those of PTNV and post merger, the financial statements represent the consolidated financial position and operating results of American Post Tension, Inc. and its wholly-owned subsidiary, Post Tension of Nevada, Inc. All references to shares and per share amounts in the accompanying financial statements have been restated to reflect the aforementioned share exchange.

Markets and Marketing

     Post Tension of Nevada (?PTNV?) was established in 1987 in the Las Vegas area. PTNV is one of the largest slab-on-grade contractors serving the western United States. PTNV is a full service post tension contractor. Each year PTNV installs millions of square feet of post tension foundations from four full-service offices: Las Vegas, NV (corporate headquarters), Phoenix AZ, Tucson AZ and Denver CO. We offer a full turn-key service to our customers, a concept new to the post tension industry.

     We are a well known and respected company with high saturation throughout the western United States. Within the residential housing markets of Las Vegas, Nevada and Phoenix, Arizona, we have a 70% market share and an 80% market share in Denver, Colorado and Tucson, Arizona. In 1994, we became the first company to provide post tension services in Arizona. Residential construction accounts for the majority of our slab-on-ground revenues, while commercial construction is much smaller at this time. We expanded our commercial workforce in 2008 by hiring additional salespeople and draft engineers. Starting in Las Vegas, we are attempting to generate sales in the high rise market, which is expected to see $10 billion of new construction on the Las Vegas Strip in the next five years. We can provide no assurance, however, that we will be successful in obtaining a significant, or any, market share in the commercial construction market.

Industry

     Today, a post-tension slab costs no more than rebar; in some instances, even less. Post tensioning retards unwanted expansion movement and settling that can damage interior and exterior walls. Post tension designs disburse the load throughout the slab, not only on perimeter or load-bearing walls. Post tensioning is an excellent solution for expansive soils. A post tension slab can be used anywhere a rebar slab is used. It?s the effective, economical solution wherever there is a need to control cracking, deflection and shifting. For more than 30 years, post tension has demonstrated excellent performance, especially in poor soil, which is common in most regions of the country. A post tension slab starts with high-strength steel strand cable installed in a grid pattern according to plans. Once the concrete has cured, the cables are ?tensioned? or stressed, which pulls the slab into a state of constant compression. The result is a reinforced concrete ?floating? slab that controls cracking, shifting and deflection more effectively and economically than any other process. PTNV purchases raw cable, anchors, rebar, wedges, stressing equipment and parts, splice chucks, end protectors, dead-end spacers, pocket forms from a small number of high quality suppliers. The company?s relationship with its suppliers is excellent.

     In addition to the slab-on-grade (?SOG?) post-tensioning products and services described above, we also provide materials to our customers on a freight-on-board (?FOB?) basis so the buyer assumes the responsibility for the shipment and shipping charges of the materials purchased from us. Today, we offer this service to clients in Utah and California. Our plans are to attempt to expand the reach of our FOB business, although we cannot provide any assurance that we will be able to increase this segment of our business in accordance with our plans, if at all. It is our intention to expand our presence in this market segment by expanding our workforce and marketing to this potential customer base as well as acquiring other companies with an existing presence in this market. At this time, we have no definitive plans to acquire any other businesses, and we cannot provide assurances that we will be able to acquire businesses in this area on terms that are favorable to us.

     We have a reputation for providing superior services to our clients. Some clients have been depending on us for 20 years, though there are no long term contracts with them. However, we are currently negotiating with one of the largest home builders in the United States to make us the exclusive provider of post tension services to all concrete contractors used by the builder, in the states of Nevada, Arizona and Colorado. We cannot provide any assurances that we will be able to successfully negotiate this arrangement or that, if we are able to negotiate such an arrangement, the arrangement will be on terms that we prefer. The Company has 189 active customers. Most of them are contractors, concrete suppliers and other subcontractors to the construction industry. The top 10 customers accounted for $6,453,979 in our revenues for the twelve months ended December 31, 2008.

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

Organization/Employees

     All subsidiaries and operating units operate independently with respect to daily operations. Operating decisions must be approved by the business unit and/or corporate senior management. At December 31, 2008, we employed approximately 60 people with 5 at Corporate, and Operations consisting of 18 in Las Vegas, 17 in Phoenix, Arizona, 14 in Tucson, Arizona, 3 in Denver, Colorado and 3 in Commercial. Our operational employees in Las Vegas, excluding management, are represented by the Laborers International Union of North America, Local 782. We consider our employee and contractor relations to be satisfactory. The number of employees we have at each location is dependent upon the sales volume. Because our business in cyclical and seasonal in nature we have and will continue to experience swings in the number of employees we have. The table below presents our sales levels and the number of employees by quarter to give the reader a better understanding of our employment swings.

              First         Second          Third           Fourth
 2008
Revenue     $3,040,941    $3,711,073     $3,499,340       $1,924,829
Employees           89           105            115               87

2007
Revenue     $3,730,008    $4,881,033     $4,166,195       $2,192,690
Employees          110           117            112               79

Access to Our Information

     We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC?s website at http://www.sec.gov. The public may also read and copy any document we file at the SEC?s public reference room located at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 am to 3:00 pm. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

    We encourage the public to read our periodic reports and statements. Copies of these filings, as well as any future filings, may be obtained, at no cost by writing to our Secretary/Treasurer, Sabatha Golay, at our principal executive offices.

ITEM 1A. RISK FACTORS

     In addition to the risks previously mentioned, the following important factors could adversely impact our business. These factors could cause our actual results to differ materially from the forward-looking and other statements that we make in registration statements, periodic reports and other filings with the SEC, and that we make from time to time in our news releases, annual reports and other written communications, as well as oral forward-lookingand other statements made from time to time by our representatives.

Risks Relating to Our Business

Our business is cyclical and is significantly affected by changes in general andlocal economic conditions.

     Our business can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in:

-	Short- and long-term interest rates;

-	The availability of financing for homebuyers;

       - Consumer confidence generally and the confidence of potential homebuyers in particular;

       - Federal mortgage financing programs and federal and state regulation of lending practices;

       - Federal and state income tax provisions, including provisions for deduction of mortgage interest payments;

       -  Housing demand;

       - The supply of available new or existing homes and other housing alternatives, such as apartments and other rental residential property;

       -  Employment levels and job and personal income growth;

       -  Real estate taxes.

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

     The potential difficulties described above can cause demand for customers homes to diminish or cause customers to take longer and incur more costs to build homes.

The homebuilding industry is experiencing a severe downturn that may continue for an indefinite period and adversely affect our business and results of operations compared to prior periods.

     In 2008, the U.S. homebuilding industry as a whole experienced a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale, and this downturn continues in 2009. In many markets, a rapid increase in new and existing home prices over the past several years reduced housing affordability and tempered buyer demand. In particular, investors and speculators reduced their purchasing activity and instead stepped up their efforts to sell the residential property they had earlier acquired. These trends, which were more pronounced in markets that had experienced the greatest levels of price appreciation, resulted in overall fewer home sales, greater cancellations of home purchase agreements by buyers, higher inventories of unsold homes and the increased use by homebuilders, speculators, investors and others of discounts, incentives and price concessions to close home sales compared to the past several years.

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

     Home purchase contracts typically require only a small deposit, and in many states, the deposit is fully refundable at any time prior to closing. If the prices for new homes decline, interest rates increase or there is a downturn in local, regional or the national economy, home builders may increase sales incentives so homebuyers have financial incentive to terminate their existing home purchase contracts with our customers in order to negotiate for a lower price elsewhere or to explore other options. In 2008, many large homebuilders experienced a large increase in the number of cancellations, in part because of these reasons. Additional cancellations could have an adverse effect our customers and thus on our business and our results of operations.

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

     We are highly dependent on the residential home construction market in Las Vegas, Nevada, Phoenix, Arizona and Tucson, Arizona. In recent years, historically low interest rates and the increased availability of specialized mortgage products, including mortgage products requiring no or low down payments, and interest-only and adjustable rate mortgages, have made home buying more affordable for a number of customers. Increases in interest rates or decreases in the availability of mortgage financing or of certain mortgage programs have lead to higher down payment requirements or monthly mortgage costs, or both, and have therefore reduced demand for residential housing.

     Increased interest rates can also hinder our customers? ability to realize their backlog because purchase contracts may provide a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event they cannot arrange for financing at the interest rates prevailing when they signed their contracts.

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

     Our customers are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the environment. These laws and regulations may cause delays in construction and delivery of new homes, and can prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. In addition, environmental laws may impose liability for the costs of removal or remediation of hazardous or toxic substances whether or not the developer or owner of the property knew of, or wasresponsible for, the presence of those substances. The presence of those substances on our customers? properties may prevent our customers from selling homes.

    We provide services in highly competitive markets, which could hurt our future operating results.

     We compete in each of our markets with a number of companies for customers, materials, skilled management and labor resources. Our competitors include other large national companies that provide the same or similar services and products, as well as smaller regional competitors, based on long-standing relationships with local labor, materials suppliers and home builders, and these competitors can have an advantage in their respective regions or local markets. The current national debate related to immigration reform could impact the related laws and regulations in the markets in which we operate, and result in shortages of skilled labor and higher labor and compliance costs, potentially affecting our ability to compete. We generally are unable to pass on increases in costs to customers. Sustained increases in our material and labor costs may, over time, erode our margins, and pricing competition for materials and labor may restrict our ability to pass on any additional costs, thereby decreasing our margins.

     These competitive conditions can:

      make it difficult for us to acquire new customers and enter into new markets;

      reduce our sales or profit margins; and

      cause us to offer or increase our sales incentives, discounts or price concessions.

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

Geographical business expansion efforts we make could result in difficulties in successfully managing our business and could harm our financial condition.

     As part of our business strategy, we may seek to expand by acquiring competing businesses or customer contracts in our current or other geographic markets. We face challenges in managing expanding product and service offerings and in integrating acquired businesses with our own. We cannot accurately predict the timing, size and success of our expansion efforts and the associated capital commitments that might be required. We expect to face competition for expansion candidates, which may limit the number of expansion opportunities available to us and may lead to higher expansion costs. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses/contracts or successfully integrate acquired businesses/contracts, if any, into our company, without substantial costs, delays or other operational or financial difficulties. In addition, expansion efforts involve a number of other risks, including:

       - Failure of the expansion efforts to achieve expected results;

       - Diversion of management attention and resources to expansion efforts;

       - Failure to retain key customers or personnel of the acquired businesses; and

       - Risks associated with unanticipated events, liabilities or contingencies.

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

     We believe that our ability to compete depends in part on a number of factors outside of our control, including:

       - the ability of our competitors to hire, retain and motivate qualified personnel;

       - the price at which others offer comparable services and equipment;

       - the extent of our competitors? responsiveness to client needs

If we are unable to attract, train and retain highly qualified personnel, the quality of our services may decline and we may not successfully execute our internal growth strategies.

     Our success depends in large part upon our ability to continue to attract, train, motivate and retain skilled and experienced employees. Qualified technical employees periodically are in great demand and may be unavailable in the time frame required to satisfy our customers? requirements. While we currently have available expertise sufficient for the requirements of our business, expansion of our business could require us to employ additional highly skilled technical personnel, including engineers, drafters and project managers. There can be no assurance that we will be able to attract and retain sufficient numbers of highly skilled employees in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates of compensation could impair our ability to secure and complete customer engagements and could harm our business.

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

     We amended our bylaws to make it easier for our majority stockholders to approve corporate actions without the need to call a meeting of all of our stockholders to vote on such corporate actions. The Delaware corporation laws that govern us require that certain corporate actions, such as a merger or sale of the Company, changes to our Certificate of Incorporation, and other actions, be approved by our stockholders prior to those actions becoming effective. Such stockholder approval can be obtained either by holding a stockholder meeting or, if our bylaws permit, by obtaining the written consent to such actions of stockholders owning a sufficient number of shares of stock to approve the actions (typically a majority of the outstanding shares of our stock). Our bylaws previously permitted action to be approved by written consent of our stockholders, but the bylaws required the written consent of all stockholders. We believe that obtaining the written consent of all stockholders to approve corporate action would be impracticable, due the time and cost that would be required. Similarly, holding a meeting of stockholders to approve certain actions would involve additional legal and other expenses to the Company. Accordingly, our Board of Directors amended our bylaws to permit stockholder approval of corporate actions by the written consent of the holders of a majority of our outstanding voting shares, as permitted by Delaware law. On August 3, 2007, our board approved, and the Company?s stockholders owning a majority of the outstanding voting shares, approved an amendment to our Certificate of Incorporation to change our name to American Post Tension, Inc.

Our stock price may be volatile, which could result in substantial losses for investors.

     The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

       - technological innovations or new products and services by us or our competitors;

       - announcements or press releases relating to the construction sector or to our business or prospects;

       - additions or departures of key personnel;

       - regulatory, legislative or other developments affecting us or the construction industry generally;

       - limited availability of freely-tradable ?unrestricted? shares of our common stock to satisfy purchase orders and demand;

       - our ability to execute our business plan;

       - operating results that fall below expectations;

       - volume and timing of customer orders;

       - industry developments;

       - economic and other external factors; and

       - period-to-period fluctuations in our financial results.

     In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

There may be a limited market for our securities and we may fail to qualify for a NASDAQ or other listing.

     Although we plan on applying for listing of our common stock on a national market, such as the NASDAQ Capital Market or the American Stock Exchange, once we meet the qualifications, there can be no assurance that our initial listing application will be granted, when the required listing criteria will be met or when, or if, our application will be granted. Thereafter, there can be no assurance that trading of our common stock on such market will be sustained or desirable. At the present time, we do not qualify for certain of the initial listing requirements of the NASDAQ Capital Market or the American Stock Exchange. In the event that our common stock fails to qualify for initial or continued inclusion, our common stock would remain quoted on the OTC Bulletin Board or become quoted in what are commonly referred to as the ?pink sheets.? Under such circumstances, it may be more difficult to dispose of, or toobtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain investors, such as financial institutions and hedge funds.

We have issued substantial amounts of stock in private placements and if we inadvertently failed to comply with the applicable securities laws, ensuing rescission rights or lawsuits would severely damage our financial position.

     The securities offered in our private placements (specifically shares issued prior to, or contemporaneously with, the merger agreement completed between us and Post Tension of Nevada, Inc.) were not registered under the Securities Act or any state ?blue sky? law in reliance upon exemptions from such registration requirements. Such exemptions are highly technical in nature and if we inadvertently failed to comply with the requirements or any of such exemptive provisions, investors would have the right to rescind their purchase of our securities or sue for damages. If one or more investors were to successfully seek such rescission or prevail in any such suit, we would face severe financial demands that could materially and adversely affect our financial position. Financings by the issuance of private placements in the future that may be available to us under current market conditions may involve sale or issuance of stock at prices below the prices at which our common stock currently is reported on the OTC Bulletin Board or exchange on which our common stock may in the future be listed.

Our common stock may be deemed a ?penny stock?, which would make it more difficult for our investors to sell their shares.

     Our common stock may be subject to the ?penny stock? rules adopted under
Section 15(g) of the Securities Exchange Act of 1934, which we refer to as the ?Exchange Act.? The penny stock rules apply to non-NASDAQ listed companies whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers, who trade penny stock to persons other than ?established customers? complete specified documentation, make suitability inquiries of investors and provide investors with specified information concerning trading in the security, including a risk disclosure document and quote information under some circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in these securities is limited. If we remain subject to the penny stock rules for any significant period, that could have an adverse effect on the market for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Risks Relating to Our Company

The success of our business depends on the continuing contributions of Edward Hohman, our Chairman and Chief Executive Officer and John Hohman, our Chief Operating Officer, and other key personnel who may terminate their employment with us at any time, and we will need to hire additional qualified personnel.

     We rely heavily on the services of Edward Hohman, our Chairman and Chief Executive Officer, John Hohman, our Chief Operating Officer, as well as several other management personnel. Loss of the services of any of such individuals would adversely impact our operations. None of our key personnel are party to any employment agreements with us and management and other employees may voluntarily terminate their employment at any time. We do not currently maintain any ?key man? life insurance with respect to any of such individuals.

     On March 12, 2008, our then Chief Financial Officer delivered to us a notice of termination pursuant to the terms of our employment agreement with him, resulting in the termination of his employment on April 4, 2008. In July, 2008, we entered into a consulting agreement with CF Consulting, LLC, based in Florida, to provide contract CFO and corporate counsel services to us. Under that agreement, CF Consulting, LLC has designated Robert Hipple to act as our contract CFO, although he is not an officer, director or employee of the Company.

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

     Edward Hohman, our Chief Executive Officer, beneficially owns approximately 38% of our outstanding common stock. John Hohman, our Chief Operating Officer, beneficially owns approximately 38% of our outstanding common stock. The interests of our Chief Executive Officer and Chief Operating Officer may differ from the interests of other stockholders. As a result, Edward Hohman and John Hohman will have the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

       - election of our directors;

       - the amendment of our Certificate of Incorporation or By-laws;

       - the merger of our company or the sale of our assets or other corporate transaction; and

       - controlling the outcome of any other matter submitted to the stockholders for vote.

This controlling stock ownership of Edward Hohman and John Hohman may discourage a potential acquirer from seeking to acquire shares of our common stock or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We are subject to the reporting requirements of the federal securities laws, which impose additional burdens on us.

     We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002. As a public company, these new rules and regulations have increased our compliance costs in 2008 and beyond and made certain activities more time-consuming and costly.
     As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

     It may be time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act, when applicable to us. Since the departure of our former Chief Financial Officer, no members of our management have significant experience operating a company, whose securities are traded or listed on an exchange, or with SEC rules and requirements, including SEC reporting practices and requirements that are applicable to a publicly-traded company, and we have retained an outside consulting firm to provide these services to us. We will need to recruit, hire, train and retain additional financial reporting, internal controls and other personnel in order to develop and implement appropriate internal controls over financial reporting and disclosure controls and procedures. As reported below under ?Controls and Procedures? Internal Control Over Financial Reporting; Restatement of Consolidated Financial Statements, Special Committee and Company Findings,? our Board of Directors determined that we did not maintain effective controls to ensure the existence, completeness, accuracy, valuation, and documentation of discussions between a former Chief Financial Officer and our external counsel, auditors and consultants, which resulted in the misstatement of our restricted stock-based compensation expense and related disclosures, and in the need to restate our consolidated financial statements for the quarter ended June 30, 2007 and for the quarter ended September 30, 2007, both of which were done in 2008. If we are unable to comply with the requirements of internal control over financial reporting required by the Sarbanes-Oxley Act, when applicable, we may not be able to obtain the independent accountant certifications or attestations required by the Sarbanes-Oxley Act.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     This Item is not applicable.

ITEM 2. PROPERTIES

     Our corporate headquarters are located at 1179 Center Point Drive, Henderson, Nevada 89074, where we lease 16,000 square feet of office and warehouse space. We lease 8,800 square feet of office and warehouse space at 2419 S. 49th Street, Phoenix, Arizona 85043, 6,000 square feet of office and warehouse space at 1441 W. Miracle Mile, Tucson, Arizona 85705 and 6,400 square feet of office and warehouse space at 9685 E. 102nd Avenue, Henderson, CO 80640 for our regional offices. The four previously mentioned locations are leased from Edward Hohman, our Chairman and Chief Executive Officer, and John Hohman, our Chief Operating Officer or entities owned or controlled by them. Edward Hohman and John Hohman are the Company?s principal shareholders. Rents were paid or accrued in favor of the shareholders, under one year operating leases with options to renew for an additional year, in the amount of $248,160 and $247,480 for the twelve months ended December 31, 2008 and 2007.

ITEM 3. LEGAL PROCEEDINGS

     We have been involved in various legal and governmental proceedings incidental to our continuing business operations. As of December 31, 2008 there were no continuing legal suits or any known pending litigation related to claimed construction defects as a result of services and products provide to our customers.

     On October 26, 2008, the District Council of Iron Workers of the State of California and Vicinity (?Ironworkers?) filed a charge with the National Labor Relations Board alleging that Post Tension of Nevada, Inc. engaged in unfair labor practices in its Phoenix operations. The General Counsel of the Board issued a complaint and notice of hearing based on this charge alleging that Post Tension committed certain unfair labor practices and that the employees had engaged in an unfair labor practice strike. A hearing on this matter has been held and briefs to the Administrative Law Judge were filed on April 1, 2009. The primary issue is whether a strike by employees was an ?unfair labor practice? strike or an ?economic? strike. Striking employees have made an offer to return to work and several have returned to work and others will be returned when work is available. If the strike is an unfair labor practice strike there is approximately $30,000 in back wages due.

     Ten of the striking employees and foremen have also filed charges with the EEOC in Cases Nos. 540-2008-01783 through 540-2008-01793 alleging that they have been discriminated against based on their national origin. A position statement has been filed on behalf of the Company.

     There are no legal disputes involving a labor organization at Post Tension?s Henderson location. Laborers? Local 782 has been recognized as the representative of the field and shop employees at the Henderson location and PTNV and Local 782 bargained for a collective bargaining contract, which has been signed. There are no charges pending before any administrative agency concerning this bargaining relationship.

The Company is also participating in an on-going arbitration dispute with our former Chief Financial Officer, who resigned from the Company in March, 2008, as provided in the contract under which he was employed. The Company also has filed a separate legal proceeding seeking damages from the former CFO in a state court in Las Vegas. Neither the arbitration nor the legal proceeding is expected to have a material effect on our financial results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the fourth quarter of 2008.

                                  PART II

ITEM 5. MARKET FOR REGISTRANT?S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock has been quoted on the OTC Bulletin Board since July 2006. Our trading symbol is APTI. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     The table below sets forth, for the quarterly periods indicated, the range of high and low closing prices and cash dividends declared per

2008                                  2007
                              Declared                           Declared
              High     Low    Dividends          High     Low    Dividends
1st Quarter  $0.40    $0.20     $.00            $0.55    $0.17     $.00
2nd Quarter   0.20     0.12      .00             0.85     0.38      .00
3rd Quarter   0.24     0.04      .00             0.90     0.65      .00
4th Quarter   0.07     0.03      .00             0.68     0.32      .00

     As of March 26, 2009, there were approximately 112 holders of record of our common stock. We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our Board of Directors. We did not repurchase any shares that were outstanding and we have no Treasury Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table summarizes our equity compensation plans in effect as of December 31, 2008.
                                                             Number of
Securities
                                          (a)  (b)         Remaining Available
for
          Number of Securities to be  Weighted-average   Future Issuance Under
           Issued Upon Exercise of    Exercise Price of  Equity Compensation
Plans
           Outstanding Options,     Outstanding Options,  (Excluding Securities
            Warrants and Rights   Warrants and Rights    Reflected in Column(a))

Equity compensation plans
approved by stockholders  none          $n/a                      none

Equity compensation plans
not approved by
stockholders           100,000(1)      $1.00                 1,500,000(2)
                    --------------   ---------            -----------------
Total                  100,000(1)      $1.00                 1,500,000(2)

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

     We did not purchase any outstanding shares of our stock during 2008.

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

	In September, 2008, Edward Hohman purchased 57,000 shares of common stock on the open market at an average purchase price of $0.08. As a result, he now holds a total of 13,229,000 common shares of the Company.

Because John Hohman and Edward Hohman may be deemed to be ?affiliated purchasers,? as defined in SEC rules, the purchases are described in the following table and are aggregated for purposes of the presentation in the table.
                                               Total Number of   Maximum Dollar
                                                   Shares        Value of Shares
                                              Purchased as Part  That May Yet Be
                        Total Number  Average    of Publicly     Purchased Under
                         of Shares  Price Paid  Announced Plans    the Plans or
      Period              Purchased  per Share   or Programs         Programs
------------------------ ----------- --------- ----------------  ---------------
January, 2008              931,840  $ 0.20          --            $    --
September, 2008             57,000  $ 0.08          --            $    --
                           --------  --------     ---------         ---------
       Total               988,840  $ 0.19          --                 --

ITEM 6. SELECTED FINANCIAL DATA

This item is not applicable.

ITEM 7. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Twelve Months Ended December 31, 2008 as compared to Twelve Months Ended December 31, 2007

     The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of our net sales:

                                          Twelve Months Ended December 31,
                                         2008        %       2007          %
                                     ------------  ------ -----------   ------
Net sales                           $ 12,176,183  100.0%  $14,969,926   100.0 %

Cost of sales                         11,114,864   91.3%   11,176,984    74.7 %
                                    ------------  ------   -----------  ------
Gross profit                           1,061,319    8.7%    3,792,942    25.3 %

Operating Expenses:
Selling, general and administrative    3,894,990   32.0%    4,224,916    28.2 %
                                    ------------  ------   -----------  -------
Loss from operations                  (2,833,671) (23.3)%    (431,974)   (2.9)%


Other income (expense)
Interest income (expense), net           (10,807)  (0.1)%     149,319     1.0 %
Other income (expense), net              245,205    2.0 %     800,557     5.3 %
Merger related expenses and costs            --      --    (3,246,768)  (21.7)%
                                    ------------  ------   -----------  -------
Total other income (expense)             234,398    1.9%   (2,296,892)  (15.4)%
                                    ------------  ------   -----------  -------
Loss before provision for
    income taxes                      (2,599,273)  (21.4)%  2,728,866)  (18.2)%
                                    ------------  ------   -----------  -------
Income tax (provision) benefit           (38,246)  (0.3)%      38,246     0.3 %
                                    ------------  ------   -----------  -------
Net loss                            $ (2,637,519)  (21.7)%$(2,690,620)  (17.9)%

Results of Operations

     During the year ended December 31, 2008, the U.S. housing market was impacted by a lack of consumer confidence, decreased housing affordability, and large supplies of resale and new home inventories and related pricing pressures.

These factors contributed to weakened demand for new homes, slower sales, higher cancellation rates, and increased price discounts and selling incentives to attract homebuyers, compared with the years ended December 31, 2007 and 2006, when we had experienced record growth in our operations. As a result, gross margins recorded during the year ended December 31, 2008 decreased from the same periods in the prior years.

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

Net sales

     Net sales totaled $12,176,183 for the twelve months ended December 31, 2008, as compared to $14,969,926 for the same period in 2007, or a decrease of 18.7%. The Las Vegas Sun reported that new home sales are down 58 percent in Las Vegas and permit activity is down 57 percent from a year ago. The year to date 2008 metro Phoenix housing market continues at a pace 19% below that of last year. Our revenue is derived from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona and has resulted in reduced sales level and gross margin.

Cost of sales

     Cost of sales, including all installation expenses, during the twelve months ended December 31, 2008 was 91.3% of net sales, as compared to 74.7% in 2007. We are anticipating competition to increase and downward pressure on our gross margin during the next year as current and potential competitors seek new revenue streams.

A breakdown of our components of costs of goods sold as a percentage of sales by quarter between 2008 and 2007 is as follows:

                    First      Second        Third          Fourth
  2008
 Sales           $1,924,828   $3,499,340   $3,711,073    $3,040,941
Material             64%          67%          67%            92%
 Labor               24%          20%          21%            20%
 Other                2%           3%           5%             3%
---------    ---------    ---------     ----------
 TOTAL               90%          90%          93%           115%

 2007
 Sales           $3,730,008   $4,881,033   $4,166,195    $2,192,600
Material             54%          50%          52%            56%
 Labor               21%          17%          19%            27%
 Other                5%           1%           2%             5%
---------    ---------    ---------     ----------
 TOTAL               76%          70%          72%            89%

     Prices on steel strand, rebar and plastic all experienced significant price increases starting in March 2008, which we were unable to pass on to customers. Since then, prices have begun to return closer to historic levels as demand has dropped considerably.

	During the Fourth Quarter of 2008, it was discovered that the new accounting software implemented at the end of 2007 contained a number of set-up errors which resulted in overstating our inventory and otherwise creating erroneous results. Although we maintain our inventories on a first-in, first-out accounting system, the new accounting software was set up erroneously to record our inventory on an average cost basis, resulting in higher inventory valuations due to the increasing inventory material costs in 2008. In addition, it was discovered that, in measuring the cost of extruding and fabricating steel wire used in our post-tension services and sales, an average cost per foot for extrusion, to include labor, plastic, grease and other materials, and for fabrication, to include labor and other costs, was added to the cost of the extruded and fabricated wire. At the same time, our cost of sales was calculated by adding the material costs (including the add-on for costs of extrusion and fabrication), the costs of direct labor and other fixed production costs. This resulted in the double counting of the cost elements calculated in the per foot add-on cost for fabricated and extruded wire. These 2008 errors were corrected in the fourth quarter by the following adjustments:

            Cost Double Counting in 2008			$ 1,407,617
            Adjustment for FIFO vs Average cost       $  (303,406)
                                                       ----------
     Total adjustment                                 $ 1,104,211

A fourth quarter adjustment was made to increase cost of sales and to decrease inventory by $1,104,211.

Also during the fourth quarter of 2008, the Company reversed a September 30,

2008 entry that was made to record inventory and a corresponding payable to a vendor of $1,421,062 for inventory received from the vendor under a purchase order that had been cancelled. The Company and the vendor agreed during the fourth quarter to treat the inventory as a consignment.

Inventory was $3,212,092 at September 30, 2008 and $646,033 at December 31, 2008. The two fourth quarter adjustments totaling $2,525,273 were the primary reason for the decrease.

Selling, general and administrative expenses

     Selling, general and administrative expenses for the year ended December 31, 2008 were $3,894,990 or 32% of net sales as compared to $4,224,916 or 28.2%
of net sales during the same period of the prior year. We hired marketing personnel to launch our Commercial Division, incurred continuing legal expenses and incurred consulting fees related to being a public company. Our Chief Executive Officer and Chief Operating Officer, who together own approximately 76% of the outstanding shares of common stock, had salaries of $500,000 per year; however beginning in September, 2008, the salaries were reduced to $250,000 per annum.

Provision for income taxes

     The Company did not record a provision for income taxes prior to 2007, as PTNV was an S corporation until April 2007. The Company recorded a Deferred Tax Asset at December 31, 2007 of $38,246 to reflect the expected benefit of a 2007 loss carry-forward. For the year ended December 31, 2008, the Company wrote off the Deferred Tax Asset and established a full valuation allowance against any tax benefits of the prior and current year operating losses, because there is no assurance that the net operating losses will be available for use by the Company.

OUTLOOK

     As a result of the increasingly challenging operating environment that developed in 2007 and continued in 2008, we entered 2009 with a substantial decrease in backlog compared to year-earlier levels. This substantial decrease in our backlog reflects lower backlog levels in each of our regions and stems largely from declining orders for new homes.

     While it is too early to extrapolate our experience in the first three months of 2009 to the remainder of the year, we do not expect current difficult market conditions in U.S. housing markets to improve significantly, or at all, in 2009. These conditions, which include an oversupply of new and resale home inventories in certain markets, uncertainty in the relevant credit markets due to the recent problems with sub-prime mortgages, lack of affordability in some areas and greater competition, have encouraged many homebuilders and other sellers of residential real estate to aggressively employ discounts, incentives and price concessions to close home sales. Until the supply of unsold homes is reduced and affordability improves, we expect the current oversupply of new and resale homes to continue. Because the markets in which we operate have experienced varying degrees of difficulty, we expect them to improve at different rates with some markets recovering faster than others.

     We believe the general health of the U.S. economy, including still historically low interest rates but growing unemployment levels, and the increased attention form the US and state governments to the economy in general and the home-building industry in particular, bodes well for the eventual recovery of the homebuilding industry and our long-term future financial performance. However, in the near-term, economic data suggest that U.S. consumer demand for residential housing at current prices remains soft. The U.S. Census Bureau recently reported that single-family housing starts in December 2008 were approximately 33.3% lower than in December 2007, while the median sales price for new homes for December 2008 is approximately 37.8% below the year-earlier period. Meanwhile, as speculative investors exit the market and consumers delay or cancel home purchases, an oversupply of unsold inventory continues to produce supply/demand imbalances. We believe it will take time for individual housing markets to work through excess supply and that conditions will not improve until late-2009 or 2010 at the earliest.

     In light of the present operating environment, we anticipate that our unit revenues, gross margins, net income and earnings per share in 2009 will remain flat for our current operations. If current net order or selling price trends worsen, or if economic factors, including inflation, interest rates, consumer confidence or employment, deteriorate, our 2009 performance will likely worsen as well. Entering the new year, we remain focused on the disciplines of our operational business model to manage through this downturn. Specifically, we are continuing to align our organization with anticipated flat unit sales volumes in 2009, and we are actively seeking opportunities to improve our cost structure and maximize performance. Longer term, we believe that our disciplined operating approach and strong financial position will allow us to capitalize on improvements in the U.S. housing market as they occur.

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

     Revenue and Cost Recognition

Revenues from fixed-price construction contracts are recorded using the completed contract method whereby revenues are earned when the contract is substantially completed. Contracts are considered substantially completed when the concrete slab has been poured. Revenue from sales of materials only is recorded upon shipment of the materials. Contract costs include all direct material and labor as well as those indirect costs related to contract performance such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general, and administrative costs are charged to expense as incurred.

     Cash, Cash Equivalents and Concentration of Credit Risk

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash. The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of December 31, 2008, the Company held $268,260 in cash in excess of the federally insured limit of $250,000. The Company has substantial cash balances which are invested in a money market account with a bank.

     Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash Equivalents and the line of credit approximate fair value based on the short-term maturity of these instruments and the market interest rates.

     Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements assessment of known requirements, aging of receivables, payment history, the customer?s current credit worthiness and the economic environment. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The Company follows the practice of filing statutory ?mechanics? liens on construction projects where collection problems are anticipated. The liens serve as collateral for those accounts receivable.

During 2008, it was determined that our allowance for doubtful accounts at the end of 2007, a total of $240,275, was excessive. This amount was reduced at the end of 2008 to $75,000, an amount deemed to be more in line with our actual bad debt experience, and the resulting reduction of $110,956 was included in Other Income.

     Material and Supplies Inventory

Inventory consists of finished goods and is stated at the lower of cost or market using the first-in first-out method. During 2008, it was discovered that the operating software installed at the end of 2007, was actually reporting our inventory on an average cost basis, resulting in substantial inventory variances during the year. The results of this software error were corrected in the amount of $1,104,211 at December 31, 2008, and the Company is engaged in a complete re-installation of the software to correct this and other continuing installation errors.

	During 2008, a supplier of raw wire delivered a large shipment of wire to our Nevada location, but we advised the supplier that the order for the wire had been cancelled and that we would not take delivery. The supplier requested that we hold the wire pending further instructions, which we have done. This wire is not included in our inventory, and no payable has been recorded for the supplies. During the year, we used a portion of the wire in our operations and requested the supplier to invoice us for the wire used, at current prevailing prices, which was done. We have now agreed upon a reduced price for the remaining inventory and will add it to our inventory as a purchase at the agreed reduced price as it is used.

     Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from 5 to 7 years. Leasehold improvements are amortized over the lesser of the estimated life of the asset or the lease term. The lease terms for buildings leased from shareholders are one year with options to renew for an additional year. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized. Upon retirement or other disposition of equipment, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in earnings.

     Equipment Under Capital Leases

Capital leases, which transfer substantially the entire benefits and risks incident to the ownership of the property to the Company, are accounted for as the acquisition of an asset and the incurrence of an obligation. Under this method of accounting, the cost of the leased asset is amortized principally using the straight-line method over its estimated useful life, the obligation including interest thereon, is liquidated over the life of the lease. Depreciation expense on equipment under a capital lease is included with that of owned equipment.

     Income Taxes

Income taxes are accounted for in accordance with the provisions of SFAS No.
109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly. Due to the uncertainty whether the accumulated losses will be available to offset future revenues, no deferred tax asset has been reported.

     Related Parties

For the purposes of these financial statements, parties are considered to be related if one party has the ability, directly or indirectly, to control the party or exercise significant influence over the other party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities. John Hohman and Edward Hohman, our principal executive officers and majority shareholders, are considered to be related parties.

     Basic and Diluted Earnings/(Loss) Per Share

Net earnings and loss per share is computed in accordance with Statement of Financial Standards No. 128, Earnings Per Share (?SFAS No. 128??). SFAS No. 128 requires the presentation of both basic and diluted earnings per share. Basic net earnings and loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur through the potential effect of common shares issuable upon the exercise of stock options, warrants and convertible securities. The calculation assumes: (i) the exercise of stock options and warrants based on the treasury stock method; and (ii) the conversion of convertible preferred stock only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations.

Seasonality

     Our quarterly installation and operating results may vary significantly from quarter to quarter as a result of seasonal changes as well as weather. Historically, sales are highest during the second and third quarters as a result of more favorable weather conditions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       AMERICAN POST TENSION, INC.
               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     Page

      Reports of Independent Registered Public Accounting Firms......... F-1

      Consolidated Balance Sheets as of December 31, 2008 and 2007 ..... F-3

      Consolidated Statements of Operations for the Years
        Ended December 31, 2008 and 2007 ............................... F-4

      Consolidated Statements of Cash Flows for the Years
        Ended December 31, 2008 and 2007 ............................... F-5

      Consolidated Statements of Stockholders? Equity for
        the Years Ended December 31, 2008 and 2007 ..................... F-6

      Notes to Consolidated Financial Statements ....................... F-7


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
American Post Tension, Inc.
Henderson, Nevada
We have audited the consolidated balance sheet of American Post Tension, Inc. as of December 31, 2008, and the related consolidated statements of operations, shareholders? equity, and cash flows for the year then ended. American Post Tension, Inc.?s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company?s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Post Tension, Inc. as of December 31, 2008, and the results of its consolidated operations and its consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Berman Hopkins Wright & LaHam, CPAs and Associated, LLP

Winter Park, Florida
April 13, 2009


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American Post Tension, Inc.
Henderson, Nevada

We have audited the consolidated balance sheet of American Post Tension, Inc. as of December 31, 2007, and the related consolidated statements of operations, shareholders? equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company?s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company?s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Post Tension, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Tinter, Scheifley, Tang, LLP

Certified Public Accountants
Dillon, Colorado
March 31, 2008


                          AMERICAN POST TENSION, INC.
                          CONSOLIDATED BALANCE SHEETS
                                                 December 31,  December 31,

                                                    2008          2007
                                                 ------------  -------------
ASSETS
Current assets:
   Cash and cash equivalents                    $   472,280    $  1,206,064
   Accounts receivable, net of allowance for
     doubtful accounts of $75,000 at December
     31, 2008 and $240,275 at December 31, 2007   1,402,819       1,387,163
   Other receivables                                    --          100,498
   Inventory                                        646,033       1,691,623
   Prepaid expenses                                  10,427         105,863
   Deferred tax asset                                   --           38,246
                                                  -----------    -----------
Total current assets                              2,531,559       4,529,457

Property and equipment, net of accumulated
   depreciation of $1,427,759 at December 31,
   2008 and $1,247,806 at December 31, 2007         848,790       1,006,439

Other assets                                         11,230             --
                                                  -----------    -----------
 TOTAL ASSETS                                   $ 3,391,579    $  5,535,896
                                                  ===========    ===========
 LIABILITIES AND SHAREHOLDERS? EQUITY
 Current liabilities:
   Accounts payable and accrued expenses            121,813    $    290,441
   Shareholder loans                                    --          185,085
   Line of credit-bank                              840,000             --
                                                  -----------    ------------
Total current liabilities                           961,813         475,526

Shareholders? equity:

Preferred stock, $.0001 par value, authorized,
   1,000,000 shares no shares outstanding at
   December 31, 2008 and 2007                           --              --
Common stock, $.0001 par value 50,000,000 shares
   authorized, 34,366,600 and 34,291,600 shares
   issued at December 31, 2008 and 2007,
   respectively                                       3,436           3,429
Additional paid-in capital                        5,174,707       5,167,799
Retained earnings (deficit)                      (2,748,377)       (110,858)
                                                  -----------    ------------
TOTAL SHAREHOLDERS? EQUITY                        2,429,766       5,060,370
                                                  -----------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS? EQUITY      $ 3,391,579     $ 5,535,896
                                                  ===========    ============


The accompanying notes are an integral part of the financial statements.





                          AMERICAN POST TENSION, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2008 and 2007

                                                    2008           2007
                                                ------------- --------------
Sales                                          $ 12,176,183   $ 14,969,926

Cost of sales                                    11,114,864     11,176,984
                                                 -----------    -----------
Gross margin                                      1,061,319      3,792,942

Other costs and expenses
  Selling, general and administrative expenses    3,894,990      4,224,916
                                                 -----------    -----------
Loss from operations                             (2,833,671)      (431,974)

Other income and (expense)
  Merger related expenses and costs                     --      (3,246,768)
  Other income, net                                 245,207        800,557
  Interest income (expense), net                    (10,807)       149,319
                                                 ------------   -----------
  Total other income (expense)                      234,398     (2,296,892)
                                                 ------------   -----------
 Net loss before income taxes                   $(2,599,273)  $ (2,728,866)

 Income tax (provision) benefit                     (38,246)        38,246
                                                 ------------   -----------
 Net income                                     $(2,637,519)  $ (2,690,620)
                                                 ============   ===========

 Net loss per share-basic                       $     (0.08)  $      (0.08)

 Net loss per share-diluted                     $     (0.08)  $      (0.08)

 Weighted average common shares outstanding
   Basic                                         34,323,244     31,816,160
   Diluted                                       34,323,244     31,816,160


The accompanying notes are an integral part of the financial statements.



                       AMERICAN POST TENSION, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Years Ended December 31, 2008 and 2007

                                                    2008            2007
                                                ------------   -------------
Cash flows from operating activities:
Net loss                                       $ (2,637,519)   $ (2,690,620)
Adjustment to reconcile net loss to net
cash provided by (used in) operating activities:
   Depreciation                                     180,154         188,190
   Shares issued as part of merger                      --        3,142,245
   Shares issued to employees and Board               6,915          93,944
   Deferred taxes                                    38,246         (38,246)
   Changes in assets and liabilities:
    Decrease in:
      Accounts receivable                            84,842         398,147
      Inventory                                   1,045,590       1,060,714
      Prepaid expenses and other assets              84,206          10,834
    Decrease in:
      Accounts payable and accrued expenses        (168,628)       (218,198)
                                                 -----------    -------------
   Total adjustments                              1,271,325       4,637,630
                                                 -----------    -------------
Net cash provided by (used in)
     operating activities                        (1,366,194)      1,947,010

Cash flows from investing activities:
   Distribution of property in lieu of cash
      compensation                                      --           21,882
   Net proceeds from the sale/retirement of
      property and equipment                            --           (2,627)
   Acquisition of property and equipment            (22,505)       (148,736)
                                                  -----------   -------------
Net cash provided (used) in investing activities    (22,505)       (129,481)

Cash flows from financing activities:
   Shareholder distributions                            --       (2,994,768)
   Issuance of shares for net assets in merger          --            4,407
   Repayment of notes payable                           --           (9,577)
   Proceeds from line of credit, net                840,000             --
   Repayment of shareholder loans                  (185,085)       (548,705)
                                                  ------------  -------------
Net cash provided by (used in)
   financing activities                             654,915      (3,548,643)
                                                  ------------  -------------
Net decrease in cash and equivalents               (733,784)     (1,731,114)
Cash and cash equivalents, beginning of period    1,206,064       2,937,178
                                                  ------------  -------------
Cash and cash equivalents, end of period         $  472,280     $ 1,206,064

Supplemental cash flow information
      Cash paid for Income Taxes                        --           29,426
      Cash paid for interest                         20,497          32,534

The accompanying notes are an integral part of the financial statements.


                          AMERICAN POST TENSION, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS? EQUITY
               For the Years Ended December 31, 2008 and 2007

                                             Additional             Total
                              Common          Paid-in   Retained Shareholders
                          Shares     Amount   Capital   (Deficit)   Equity
                           #           $         $         $           $
                        ----------  -------- --------  ----------  -----------
Balances at 12/31/2006  25,400,160  $2,540     7,574    7,495,048   7,505,162

Issuance of common stock
  for services           5,325,840     533 3,141,712          --    3,142,245
Issuance of common stock
  to employees             101,600      10    59,934          --       59,944
Reclassification on
  merger on              3,414,000     341     4,066          --        4,407
Reclassification of prior
  retained earnings            --       -- 1,920,518   (1,920,518)        --
Issuance of common stock
  to Board members          50,000       5    33,995          --       34,000
Net loss                       --       --       --    (2,690,620) (2,690,620)
Distributions                  --       --       --    (2,994,768) (2,994,768)
                       --------------------------------------------------------
Balances at 12/31/2007  34,291,600   3,429 5,167,799     (110,858)  5,060,370

Issuance of common stock
  for services              25,000       2     2,913          --        2,915
Issuance of common stock
  for services              50,000       5     3,995          --        4,000
  Net loss                     --       --       --     (2,637,519)(2,637,519)
                       ---------------------------------------------------------
Balances at 12/31/2008  34,366,600   3,436 5,174,707    (2,748,377) 2,429,766
                       =========================================================

The accompanying notes are an integral part of the financial statements.




                        AMERICAN POST TENSION, INC.
          NOTES TO THE AUDITED CONDENSED FINANCIAL STATEMENTS
            FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2008

NOTE 1: ORGANIZATION AND NATURE OF BUSINESS

Company Overview

     Post Tension of Nevada, Inc. (PTNV) was incorporated under the laws of the State of Nevada on June 28, 1982. Headquartered in Henderson, NV the Company operates in one distinct line of business. The Company provides a system of concrete slab reinforcement known as ?post tensioning? that utilizes a lattice of flexible cladded wire cable and adjustable anchors to strengthen a poured in place concrete slab. The cable grid is set in place before the concrete pour and is a replacement system from the standard re-bar reinforcement system. After the concrete has cured, the unanchored cable ends are pulled to a specified tension and then anchored. This system of concrete slab reinforcement has been in general use since 1967 and is generally considered to be superior to re-bar reinforcement.

     The Company markets its services throughout the Southwestern United States to local and national concrete supply companies and homebuilders. The work is performed under fixed-price contracts for delivery and installation of the system and in some cases, delivery of materials only. The Company has sales and service locations in Henderson, NV, Phoenix and Tucson, AZ and in Denver, CO.

     On April 12, 2007, the Company completed a reverse merger transaction with Magic Communications, Inc. (Magic), which was originally formed as a New York corporation on January 16, 1997 and reincorporated as a Delaware corporation in November 2002. Magic conducted only limited operations prior to the reverse merger and changed its name to American Post Tension, Inc. (APTI) on September 24, 2007.

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

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     Revenue and Cost Recognition. Revenues from fixed-price construction contracts are recorded using the completed contract method whereby revenues are earned when the contract is substantially completed. Contracts are considered substantially completed when the concrete slab has been poured. Revenue from sales of materials only is recorded upon shipment of the materials. Contract costs include all direct material and labor as well as those indirect costs related to contract performance such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general, and administrative costs are charged to expense as incurred.

     Cash, Cash Equivalents and Concentration of Credit Risk. The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash. The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of December 31, 2008, the Company held $268,260 in cash in excess of the federally insured limit of $250,000. The Company has substantial cash balances which are invested in a money market account with a bank.

     Fair Value of Financial Instruments. The carrying value of the Company?s financial instruments, which include cash and cash equivalents, and the line of credit, approximate their fair values due to the short-term maturity of these instruments and market interest rates.

     Accounts receivable. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements? assessment of known requirements, aging of receivables, payment history, the customer?s current credit worthiness and the economic environment. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The Company follows the practice of filing statutory ?mechanics? liens on construction projects where collection problems are anticipated. The liens serve as collateral for those accounts receivable.

     Material and Supplies Inventory. Inventory consists of finished goods and is stated at the lower of cost or market using the first-in first-out method.

     Equipment and Leasehold Improvements. Equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from 5 to 7 years. Leasehold improvements are amortized over the lesser of the estimated life of the asset or the lease term. The lease terms for buildings leased from shareholders are one year with options to renew for an additional year. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized. Upon retirement or other disposition of equipment, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in earnings.

     Equipment Under Capital Leases. Capital leases, which transfer substantially the entire benefits and risks incident to the ownership of the property to the Company, are accounted for as the acquisition of an asset and the incurrence of an obligation. Under this method of accounting, the cost of the leased asset is amortized principally using the straight-line method over its estimated useful life, the obligation including interest thereon, is liquidated over the life of the lease. Depreciation expense on equipment under a capital lease is included with that of owned equipment.

     Advertising Costs. Advertising costs are expensed as incurred and were approximately $8,142 and $33,223,for the years ended December 31, 2008 and 2007, respectively.


     Income Taxes. Income taxes are accounted for in accordance with the provisions of SFAS No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly. Prior to the reverse merger with Magic, PTNV filed its income tax returns pursuant to the provisions of Subchapter S of the Internal Revenue Code. As such, net income was passed through to the benefit of the shareholders. This election terminated as a result of the merger.

The Company applies the provisions of FASB, Interpretation No. 48, or FIN 48, ?Accounting for Uncertainty in Income Taxes ? an Interpretation of FASB Statement 109.? FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

When applicable, the Company will include interest and penalties related to uncertain tax positions in income tax expense.

     Comprehensive Income. SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. The Company has not identified any sources of comprehensive income for the periods presented.

     Related Parties. For the purposes of these financial statements, parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities. Edward Hohman and John Hohman are considered to be related parties.

     Segment reporting. SFAS No. 131 ?Disclosures about Segments of an Enterprise and Related Information? establishes standards for reporting information about operating segments on a basis consistent with the Company?s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. Starting from 2006, the Company operates in one reportable operating segment.

     Basic and Diluted Earnings(Loss) Per Share. Net earnings and loss per share is computed in accordance with Statement of Financial Standards No. 128, Earnings Per Share (''SFAS No. 128??). SFAS No. 128 requires the presentation of both basic and diluted earnings per share. Basic net earnings and loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur through the potential effect of common shares issuable upon the exercise of stock options, warrants and convertible securities. The calculation assumes: (i) the exercise of stock options and warrants based on the treasury stock method; and (ii) the conversion of convertible preferred stock only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations.

     Equity-Based Compensation. The Company follows SFAS No. 123 (revised 2004), ?Share-Based Payment? (?SFAS 123(R)?), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.

Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2008 and 2007 was $6,915 and $3,236,189, respectively, which consisted of stock-based compensation expense related to the issuance of restricted common stock to directors and to consultants for services performed during each year.

      Reclassifications. Certain prior year amounts have been reclassified to correspond to current year presentation.

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

     The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), ?Business Combinations?, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The adoption of this Statement is not expected to have a material impact of the Company?s financial statements.

     In December 2007, the FASB issued SFAS No. 160, ?Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51, or SFAS No. 160?. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on our financial position or results of operations.

In May 2008, the FASB issued FAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 4: ACCOUNTS RECEIVABLE

     Accounts receivable as of December 31, 2008 and 2007, are summarized as follows:
                                       2008         2007
                                    ------------  ------------
Accounts receivable                $ 1,477,819    $ 1,627,438
Allowance for doubtful accounts        (75,000)      (240,275)
                                    ------------  ------------
Net amount                         $ 1,402,819    $ 1,387,163

       During 2008, it was determined that the total allowance for doubtful accounts at the end of 2007 was greater than required, based on the actual bad debt experience of the Company. Accordingly, the allowance account was reduced to $75,000, a net reduction of $110,956, which has been included as Other Income.

     The Company?s top ten customers comprised 58% of sales during the twelve month period ending December 31, 2007. The top ten customers comprised 53% of sales during the twelve months ended December 31, 2008.

NOTE 6: PROPERTY AND EQUIPMENT, NET

     As of December 31, the Company?s property and equipment, net of depreciation, is comprised of:
                                          December 31,  December 31,
                                             2008          2007
                                          ------------  ------------
 Buildings                                $ 372,564     $  372,564
 Leasehold improvements                     219,140        219,140
 Transportation equipment                   563,602        563,602
 Machinery and equipment                    960,814        946,356
 Furniture, fixtures and office equipment    33,060        33,060
  Computers                                   52,875        49,409
  Software                                    74,494        69,913
                                           ----------    ----------
                                           2,276,549     2,254,045
Less: Accumulated depreciation            (1,427,759)   (1,247,605)
                                           ----------   -----------
Total net fixed assets                    $  848,790    $1,006,439


     Depreciation and amortization related to property and equipment was $188,190 during the twelve months ended December 31, 2007 and $180,154 during the twelve months ended December 31, 2008.

NOTE 7: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, consisted of the following:
                                      December 31, 2008  December 31, 2007
                                         ------------     ------------
Accounts payable                           $   81,301     $  127,311
Accrued expenses                                  --          35,000
Payroll accrual and payroll taxes              36,972        119,297
Sales/Use tax                                   3,540          7,753
Accrued interest                                  --           1,080
                                             ----------    -----------
Total accounts payable and accrued expense $  121,813      $ 290,441

NOTE 8: RELATED PARTY TRANSACTIONS

     The Company leases substantially all of its office, maintenance and warehouse facilities from Edward Hohman, President, and John Hohman, Chief Operating Officer, who are the Company principal shareholders, under one-year operating leases. Rents were paid or accrued in favor of the shareholders in the amount of $248,160 during the twelve months ended December 31, 2008, and $247,480 during the twelve months ended December 31, 2007.

NOTE 9: SHAREHOLDER LOANS AND LINE OF CREDIT

     At December 31, 2007, the Company had loans due to its shareholders aggregating $185,085. The loans bore interest at rates from 6.5% and 8% per annum and were due in monthly installments aggregating $1,938. Those loans were repaid in full on April 7, 2008.

       During the year ended December 31, 2008, the Company entered into a line of credit agreement with the Bank of Nevada in the total amount of $1,700,000, which is guaranteed by our principal officers, Edward Hohman and John Hohman and secured by assets of the Company. This line, which carries an interest rate of 6% on outstanding balances, had $840,000 outstanding on it at December 31, 2008. The line matures on July 24, 2009 and is renewable annually.

NOTE 10: STOCKHOLDERS? EQUITY

     PTNV was incorporated as a Subchapter S corporation. During April 2007 and prior to the consummation of the Merger, the Company became a C corporation. As a result of the Merger, PTNV became a wholly-owned subsidiary of APTI. Each outstanding share of PTNV common stock was converted into the right to receive 10,160.064 shares of APTI?s common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement at closing, APTI issued, and the PTNV stockholders received, in a tax-free exchange, shares of APTI common stock such that PTNV stockholders now own approximately 90% of the issued and outstanding shares of the Company.

     PTNV and Magic issued shares of their common stock to consultants and advisors prior to, or contemporaneously with, the consummation of the Merger. Including the shares issued by Magic to the PTNV consultants in exchange for their shares of PTNV, Magic issued 5,325,840 shares of common stock to consultants. In addition, PTNV issued 10 shares of common stock to employees prior to the consummation of the Merger that were converted into 101,600 shares of the Company upon the consummation of the Merger. The 5,325,840 shares of common stock and 101,600 shares of common stock were valued their estimated fair value based upon the trading price of the Company?s common stock as of the date the commitment to issue the shares became evident.

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

       During 2008, the Company issued a total of 75,000 shares, resulting in total outstanding shares as of December 31, 2008 of 34,366,600. A total of 25,000 shares were issued to our independent director as the annual director compensation of 25,000 shares. These shares were issued as of July 1, 2008 at an issue price of $0.1166 per share, at a discount to the then market closing price of $0.14 per share to reflect the restricted nature of the shares. An additional 50,000 shares were issued to CF Consulting, LLC as part of the consulting agreement under which it provides principal financial officer services to the Company. The shares were valued by agreement at $4,000, or $0.08 per share. At the time of issue, the closing price of the shares was $0.10 per share and the bid price was $0.08.

NOTE 11: STOCK OPTION PLAN

     The Board of Directors of Magic, on November 24, 2002, adopted the Company?s 2002 Non-Statutory Stock Option Plan (?Plan?) so as to provide a critical long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company and its subsidiaries, if any. The Board of Directors believes that the Company?s policy of granting stock options to such persons will continue to provide it with a critical advantage in attracting and retaining qualified candidates. In addition, the Plan is intended to provide the Company with maximum flexibility to compensate plan participants. It is expected that such flexibility will be an integral part of the Company?s policy to encourage employees, non-employee directors, consultants, attorneys and advisors to focus on the long-term growth of stockholder value. The Board of Directors believes that important advantages to the Company are gained by an option program such as the 2002 Plan which includes incentives for motivating employees of the Company, while at the same time promoting a closer identity of interest between employees, non-employee directors, consultants, attorneys and advisors on the one hand, and the stockholders on the other. As of December 31, 2008, no options have been granted pursuant to the plan.

NOTE 12: INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, ?Accounting for Income Taxes (?SFAS No.109?). SFAS No.109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Prior to the reverse merger in April, 2007, the Company and its stockholders elected to be taxed under subchapter S of the Internal Revenue Code. As a result, all income and losses were reported by the Company?s stockholders. At the end of 2007, there was a total of $38,246 reported as a Deferred Tax Asset related to operating loss carry-forwards. During 2008, the Company incurred additional operating losses; however, due to uncertainty whether those operating losses will be available to offset future revenues, the Company determined to eliminate the existing Deferred Tax Asset of $38,426, and establish a full valuation allowance for the tax benefit of operating losses which expire in 2028.

The following is a reconciliation of income taxes computed using the statutory Federal rate to the income tax expense in the financial statements for December 31, 2008 and 2007.

      Income tax benefit at the federal statutory rate    34%
      Effect of operating losses                         (34)%

As of December 31, 2008 and 2007, the Company had net operating losses for Federal income tax purposes totaling approximately $2,748,377 and $111,858, respectively. The following is a schedule of deferred tax assets as of December 31, and 2008 and 2007:
                                        December 31, 2008	December 31, 2007
      Net operating loss                  $2,748,377          $  110,858

      Net deferred tax asset              $  948,190          $   38,246

      Valuation allowance                 $ (948,190)         $      --

The change in the valuation allowance for 2008 was $948,190.

     Under Sections 382 and 269 (the ?shell corporation? rule) of the Code following an ?ownership change,? special limitations (?Section 382 Limitations?) apply to the use by a corporation of its net operating loss, or NOL, carry-forwards arising before the ownership change and various other carry-forwards of tax attributes (referred to collectively as the ?Applicable Tax Attributes?). The Company had NOL carry-forwards due to historical losses of Magic of approximately $364,393 at December 31, 2006. This NOL carry-forward will expire through calendar year 2026 if not utilized and is subject to review and possible adjustment by the IRS. As a result of the Merger, the Company experienced an ownership change, and Section 382 Limitations will apply to the Applicable Tax Attributes of the Company.

     The Company has adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by FIN 48. In this regard, an uncertain tax position represents the Company?s expected treatment of a tax position taken in a filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax positions through January 1, 2009. The Company?s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.

NOTE 13: OTHER INCOME

     The Company?s workman?s compensation insurance company, Employers Insurance Company (?EIC?), went public. The Company was a member of EIC, and thus received stock from EIC when it went public. The Company sold the shares in EIC on March 19, 2007 for net proceeds of $695,334, which resulted in a gain on sale of stock. The gain was reflected on the Company?s condensed consolidated statements of operations as ?other income? in 2007.

NOTE 14: NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share excludes dilution, and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. During the twelve months ended December 31, 2008 and for all prior periods, diluted net income (loss) per share is computed in the same manner as basic net income (loss) per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method), and
(2) the effect of unvested shares of common stock outstanding. Anti-dilutive instruments are not considered in this calculation.

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the twelve months ended December 31, 2008 and 2007:
                                                    Twelve Months Ended
                                                        December 31,
                                                    2008              2007
      NUMERATOR:
      Income available to common shareholders    $ (2,637,519)    $(2,690,620)
      Numerator for net income (loss) per
        common share-basic and diluted           $ (2,637,519)    $(2,690,620)

      DENOMINATOR:
      Weighted average common shares               34,323,244      31,816,160
      Effect of dilutive securities:
        Options                                           --              --
        Restricted shares                                 --              --

      Denominator for net income per common share-
        basic and diluted                          34,323,244      31,816,160
      Net income per common share:

      Net income (loss) -basic                    $     (0.08)    $    (0.08)
      Net income (loss) -diluted                  $     (0.08)    $    (0.08)

NOTE 15: INFORMATION ABOUT MAJOR CUSTOMERS

     The Company had five major customers who individually comprised more than 10% of the Company revenues in 2007 and four in 2008. The table below outlines the customers, the percentage of revenues for fiscal year ending December 31, 2008 and 2007, and the open Accounts Receivable as of December 31, 2008 and 2007.

2008
                                        Total    % of      A/R as of
               Major Customers        Revenues  Revenues     12/31

                 Customer A          $ 912,559    14%       $      0
                 Customer B          $ 891,279    14%       $ 28,135
                 Customer C          $ 824,454    13%       $ 30,957
                 Customer D          $ 682,719    11%       $146,050
                 Customer E          $ 607,329     9%       $  9,980
2007
                 Customer A          $1,700,530   19%       $139,800
                 Customer B          $1,700,293   19%       $ 77,375
                 Customer C          $  965,080   11%       $118,870
                 Customer D          $  869,399   10%       $ 39,487
                 Customer E          $  842,202   10%       $ 21,180

     The Company has 189 active customers. Most of them are contractors, concrete suppliers and other subcontractors to the construction industry. The top 10 customers accounted for $6,453,979 in our revenues for the twelve months ended December 31, 2008.

NOTE 16: SUPPLEMENTAL FINANCIAL INFORMATION

     A summary of additions and deductions related to the allowance for doubtful accounts for the year ended December 31, 2006 and the twelve months ended December 31, 2007 is as follows:

                                 Balance at                     Balance at
                                 Beginning                        End of
                                 of Period Additions Deductions  Period
                                ---------- --------- ---------- ----------
Year ended December 31, 2007     $291,100     --     $  50,925  $ 240,275

Year ended December 31, 2008     $240,275     --     $ 165,275  $  75,000

The deductions in 2008 include bad debts of $54,319 and a reduction in the allowance of $110,956, to reflect the Company?s actual bad debt experience.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 14, 2008, the Board of Directors of the Company approved a change in our independent registered public accounting firm for the fiscal year ended December 31, 2008 from Tinter Scheifley Tang, LLP. to Berman, Hopkins, Wright & LaHam, CPAs & Associates, LLP. On August 14, 2008, we entered into an engagement agreement with Berman, Hopkins, Wright & LaHam, CPAs & Associates, LLP. to audit our financial statements as of December 31, 2008.

     Tinter Scheifley Tang, LLP?s report on our financial statements dated March 31, 2008 for the fiscal year ended December 31, 2007 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles. During the fiscal year ended December 31, 2007 and in the subsequent interim period through August 14, 2008, there were no disagreements with Tinter Scheifley Tang, LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Tinter Scheifley Tang, LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report. During the fiscal year ended December 31, 2007 and in the subsequent interim period through August 14, 2008, there were no reportable events as defined in Item 304
(a)(1)(v) of SEC Regulation S-K.

     During the fiscal year ended December 31, 2007 and in the subsequent interim period through August 14, 2008, neither we nor anyone on our behalf consulted Berman, Hopkins, Wright & LaHam, CPAs & Associates, LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a disagreement (as described above), as there were no such disagreements, with Tinter Scheifley Tang, LLP, or a reportable event (as defined in Item 304
(a)(1)(v) of SEC Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control? Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under COSO and SEC rules were:

(1)	lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the preparation of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact the Company's financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we intend to create a position to segregate duties consistent with control objectives and to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company, by: i) appointing one or more outside directors of our board of directors to an audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more independent directors to a fully functioning audit committee, will remedy the lack of a functioning audit committee. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and
(ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. Management believes that this, coupled with the appointment of additional outside directors, will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

     Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company?s assets that could have a material effect on the financial statements.

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

Internal Control Over Financial Reporting; Restatement of Consolidated Financial Statements, Special Committee and Company Findings

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (?COSO?) in Internal Control-Integrated Framework.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management?s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management?s report in this annual report.

     During 2007, PTNV and the Company issued shares of their common stock to consultants and advisors prior to, or contemporaneously with, the consummation of the Merger. Including the shares issued by the Company to the PTNV consultants in exchange for their shares of PTNV, the Company issued 5,325,840 shares of common stock to consultants upon the consummation of the Merger. In addition, PTNV issued 10 shares of common stock to employees prior to the consummation of the Merger that were converted into 101,600 shares of the Company upon the consummation of the Merger.

     The 5,325,840 shares of common stock and 101,600 shares of common stock were originally valued at $0.16 per share. On November 30, 2007, our Board of Directors created a Special Committee comprised of the two independent directors to work with the Company?s then-current Chief Financial Officer to conduct a voluntary, internal review of the Company?s recording and valuation of stock issued to employees and consultants. The Special Committee retained outside counsel and a valuation expert to assist with this review. Based on the final report issued by the Company?s retained valuation expert, the Special Committee made a preliminary determination that the prior valuation of $0.16 per share recorded by the Company should be adjusted to a revised fair market value of $0.36 per share. The valuation expert?s calculation involved an average of fair values determined independently by means of a market approach and a discounted cash flow approach. Following that preliminary determination, the Board of Directors reviewed the valuation expert?s report with the Company?s independent accountant and, as a result of that review, determined that the valuation recorded by the Company should be adjusted to a revised fair market based solely upon a market approach in accordance with the valuation provisions of SFAS No. 141 ?Business Combinations?, whereby the market price for a reasonable period before and after the date that the terms of the acquisition are agreed to and announced are to be considered in determining the fair value of securities issued. The revised valuation resulted in a fair market value of $.59 per share which provided for an additional expense of $0.43 per share of common stock issued results in an additional non-cash compensation expense of $2,333,799 during the three months ended June 30, 2007. Compensation expense is recorded in accordance with Statement of Financial Accounting Standards No. 123(R) (revised) ?Share-Based Payment? (?SFAS No. 123(R)?).

     All of the foregoing charges were non-cash and had no impact on our reported net sales or cash or cash equivalents. There was no effect upon the balance sheet accounts as reported in the 10-Q for the three months ended June 30, 2007 filed on August 14, 2007 (and as amended in Amendment No. 1 thereto, also filed on August 14, 2007). These changes were made by amendments to our Form 10-Q reports for the quarters ended June 30, 2007 and September 30, 2007, which were filed with the SEC on July 22, 2008.

     As a result of the work of the Special Committee and the additional consultations with our independent registered public accounting firm, our Board of Directors determined that we did not maintain effective controls to ensure the existence, completeness, accuracy, valuation, and documentation of discussions between a former Chief Financial Officer and our external counsel, auditors and consultants, which resulted in the misstatement of our restricted stock-based compensation expense and related disclosures. As a result of the findings of the committee, our Board of Directors concluded that we needed to amend the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 14, 2007 (and as amended in Amendment No. 1 thereto, also filed on August 14, 2007) to restate our condensed consolidated financial statements for the quarter ended June 30, 2007 and the related disclosures. Our Board also concluded that we needed to amend the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 14, 2007 to restate our condensed consolidated financial statements for the quarter ended September 30, 2007 and the related disclosures. These amended reports were filed with the SEC on July 22, 2008.

ITEM 9B. Other Information

     None.

                             PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

     Our directors and our executive officers during 2008 are as follows:

  Name                Age                       Position

Edward Hohman         52            President, Chief Executive Officer
John W. Hohman        53            Chief Operating Officer and Director
C. Dean Homayouni(1)  51            Former Chief Financial Officer
David Meyrowitz(2)    61            Former Director
Paul Lisak            64            Director
Sabatha Golay         34            Secretary and Treasurer

     Each director holds office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. Executive officers are elected annually and serve at the discretion of our Board of Directors.

      (1) On March 12, 2008, Mr. Homayouni delivered to the Company a notice of termination pursuant to the terms of our employment agreement with Mr. Homayouni.
      (2) On September 22, 2008, Mr. Meyrowitz submitted his resignation as a member of the Board of directors.

In July, 2008, the Company entered into a consulting agreement with CF Consulting, LLC to provide financial consulting services to the Company, and to designate a contract Chief Financial Officer for the Company. Under that Agreement, CF Consulting, LLC receives $6,500 per month for its services and also received 50,000 shares of our common stock at the beginning of the consulting period. CF Consulting, LLC designated Robert Hipple, an experienced public company financial officer and counsel, to act as our contract CFO, commencing in July 2008. Mr. Hipple is not an officer, director, or employee of the Company, however.

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

JOHN W. HOHMAN has been Chief Operating Officer and a Director of Post Tension of Nevada since 1988. Mr. John Hohman was a Journeyman Ironworker from 1973 to 1994, during which time he helped complete such major projects as the Steamboat Springs Power Plant, St Mary?s Hospital in Phoenix, Fashion Show Mall in Las Vegas and many highway and infrastructure projects. He became Foreman and then Superintendent and then, in 1981, Area Superintendent. In 1990, Mr. John Hohman started his own reinforcing steel company which was merged into Post Tension of Nevada in 1993.

PAUL LISAK retired in 2002 as Los Angeles (?LA?) County?s Hazardous Materials Control Manager, and from over 30 years service devoted to the administration and management of public health, and management of hundreds of millions of dollars in public funds. Mr. Lisak had been promoted to the aforementioned position in 1994, after serving 10 years in LA County?s Hazardous Waste/Materials Divisions as a supervisor and industrial hygienist. Prior to that, in 1980, he had been promoted to Administrator of LA County?s Public Health Labs, testing for communicable diseases and associated environmental chemical and toxic analyses. He is currently on the board of Early Detection, Inc. and Paradise Music & Entertainment, Inc. both publicly traded companies.

     Our Board has considered the independence of its members in light of the independence criteria defined by the applicable NASDAQ Stock Market, Inc. Marketplace Rules (the ?NASDAQ Rules?). Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of applicable NASDAQ Rules are considered to be independent directors. In connection with its independence considerations, the board has reviewed the Company?s relationships with organizations with which our directors or their family members are affiliated. Based on our review of the NASDAQ Rules, we have determined that Mr. Paul Lisak is an ?independent? director of the Company.

     In consideration for his service on the Board, we have agreed to issue 25,000 shares of our Common Stock to Mr. Lisak and to issue to him warrants to purchase 50,000 shares of our Common Stock at a price of $1.00 per share. We also have agreed to issue an additional 25,000 shares of Common Stock and to issue additional warrants as described above to each current or future independent director in each year they are re-elected to the Board or otherwise are serving as Board members. We also have agreed to pay each of them $1,000 for each meeting of the Board or any committee thereof that they attend in person and $500 for each meeting of the Board or any committee thereof that they attend by telephonic or other electronic means and to reimburse their costs of attending such meetings.

Board Meetings and Committees; Annual Meeting Attendance

       No incumbent director attended fewer than 75% of our Special meetings. In addition, the special committee of independent directors, referred to above under the heading ?Internal Control Over Financial Reporting; Restatement of Consolidated Financial Statements, Special Committee and Company Findings,? held telephonic meetings, all of which were attended by both Mr. Meyrowitz and Mr. Lisak. We do not have a formal policy with regard to board members? attendance at annual stockholders? meetings.

     We currently do not have standing committees of our Board of Directors. Our current Board consists of the two directors who composed the Board of Directors of Post Tension of Nevada prior to the Merger, namely Edward Hohman and John Hohman, and one member added in connection with the Merger, namely Paul Lisak.

     Audit Committee. We intend to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee duties would be to recommend to our Board of Directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls.

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

     The Board of Directors has determined that none of the board members can be classified as an ?audit committee financial expert? as defined in applicable SEC rules. The Board of Directors believes that attracting and retaining board members who could be classified as an ?audit committee financial expert? is unlikely at this time due to the high cost of attracting such director candidates.

     The Board of Directors has reviewed and discussed the audited financial statements with management. The Board of Directors has also discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T. The Board of Directors has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), as adopted by the Public Company Accounting Oversight Board in Rule 3600T, and has discussed with our independent accountant the independent accountant?s independence. Based on the review and discussions referred to in this paragraph, the Board of Directors recommended that the audited financial statements be included in the company?s annual report on Form 10-K for the last fiscal year for filing with the SEC. As we have no formal audit committee, according to SEC regulation, our entire Board of Directors acts as our audit committee.

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

Director Compensation

     The following table sets forth director compensation as of December 31, 2008.

  Name             Stock Awards(1)  All Other Compensation        Total

David Meyrowitz        --               $6,000                  $  6,000
Paul Lisak           $2,915             $6,000                  $  8,915

      (1) Based upon the aggregate grant date fair value calculated in accordance with Statement of Financing Account Standards (?SFAS?) No. 123R, Share Based Payments.

      (2) In consideration for their service on the Board, we have agreed to issue 25,000 shares of Common Stock and to issue warrants to acquire 50,000 shares of Common Stock at a price of $1.00 per share to each independent director of the Company, for each year they are elected to the Board or otherwise are serving as Board members. We also have agreed to pay each of them $1,000 for each meeting of the Board or any committee thereof that they attend in person and $500 for each meeting of the Board or any committee thereof that they attend by telephonic or other electronic means and to reimburse their costs of attending such meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

     During our fiscal year ended December 31, 2008, the following persons were required to file reports with the SEC: Edward Hohman; John W. Hohman; Paul Lisak; and C. Dean Homayouni. Based on Company records and other information, the Company believes that all SEC filing requirements under Section 16(a) of the Exchange Act applicable to its directors, officers, and owners of more than 10% of its common shares were complied with for 2008.

Code of Conduct

     The Company adopted a Code of Ethics and filed it with the SEC as Exhibit 14 to the Company?s Current Report on Form 8-K filed June 28, 2007.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Program Elements

     The following table sets forth information concerning the compensation of our Chief Executive Officers, our Chief Operating Officer and our Chief Financial Officer who served in such capacities during the fiscal year that ended December 31, 2008 and the fiscal year ended December 31, 2007 (the ?named executive officers?).
                          	                       Nonqualified
                                         Non-Equity     Deferred
Name and                       Stock    Incentive Plan Compensation All Other
Principal                     Awards Option Compensation Earnings   Comp
Total
Position   Year  Salary($) ($)  Awards      ($)         ($)         ($)      ($)

(a)        (b)    (c)    (e)     (f)        (g)         (h)         (i)     (j)
Ed Hohman
Chairman,  2008 $432,692 $0      $0         $0          $0          $0
$432,692
CEO(1)     2007 $407,692 $0      $0         $0          $0          $0
$407,692
John Hohman
   COO (2) 2008 $432,692 $0      $0         $0          $0          $0
$432,692
           2007 $407,692 $0      $0         $0          $0          $0
$407,692

Dean
Homayouni 2008  $ 64,709 $0      $0         $0          $0          $0   $
64,709
 CFO (3)  2007  $ 63,942 $16,667 $0         $0          $0          $0   $
70,609

 (1) Edward Hohman?s salary was $500,000 during the years ended December 31, 2007 and 2008, until September 2008, when it was reduced to $250,000.
(2) John Hohman?s salary was $500,000 during the years ended December 31, 2007 and 2008, until September 2008, when it was reduced to $250,000.
(3) In connection with our employment of Dean Homayouni as our Chief
    Financial Officer, the Company agreed to issue up to 500,000 shares of our common stock to him. Mr. Homayouni?s Employment Agreement provided for equity compensation to him in the form of 83,333 shares of our common stock to be issued on January 2, 2008; 83,333 shares of our common stock to be issued on the first anniversary date of the Employment Agreement; and an additional 13,889 shares of common stock to be issued each month thereafter for 24 months. Mr. Homayouni?s base cash compensation under his employment agreement was $150,000 per year. On March 12, 2008, Mr. Homayouni delivered to the Company a notice of termination pursuant to the terms of his employment agreement. Mr. Homayouni has demanded arbitration of the alleged disputed matters and has filed an arbitration claim for $150,000. The Company also has filed an action against him.

In July, 2008, the Company entered into a consulting agreement with CF Consulting, LLC to provide financial consulting services to the Company, and to designate a contract Chief Financial Officer for the Company. Under that Agreement, CF Consulting, LLC receives $6,500 per month for its services and also received 50,000 shares of our common stock at the beginning of the consulting period. CF Consulting, LLC designated Robert Hipple, an experienced public company financial officer and counsel, to act as our contract CFO, commencing in July 2008. Mr. Hipple is not an officer or employee of the Company, however.

Outstanding Equity Awards at Fiscal Year-End

     There were no stock awards held by Edward Hohman or John Hohman.

Option Grants

     We have not granted any stock options to our Named Executive Officers or our directors. We have issued warrants to purchase shares of our common stock to our independent directors as described above under ?DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE:Director Compensation.?

Employment Agreements

     We have not executed employment agreements with either Edward Hohman or John Hohman. We did have an employment agreement with C. Dean Homayouni, which provided for a three-year term of employment, subject to earlier termination by us either with or without ?cause,? and by Mr. Homayouni either with or without ?good reason,? as those terms are defined in the Employment Agreement. In connection with our employment of Mr. Dean Homayouni as our new Chief Financial Officer, the Company agreed to issue up to 500,000 shares of our common stock to him. Mr. Homayouni?s Employment Agreement provides for equity compensation to Mr. Homayouni in the form of 83,333 shares of our common stock to be issued on January 2, 2008; 83,333 shares of our common stock to be issued on the first anniversary date of the Employment Agreement; and an additional 13,889 shares of common stock to be issued each month thereafter for 24 months. In the event that Mr. Homayouni?s employment is terminated by us or by him for any reason, or in the event of a ?Change in Control?, all vested equity compensation is due and payable to Mr. Homayouni. On March 12, 2008, Mr. Homayouni delivered to the Company a notice of termination pursuant to the terms of our employment agreement with him. Mr. Homayouni has demanded arbitration of the disputed matters between the Company and him, as provided in our employment agreement with him, and has filed an arbitration claim for $150,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

     The following table provides information regarding security holders who own more than 5% of all outstanding shares of our common stock as of March 15, 2009:

                                                       Percentage of Outstanding
 Name and Address of           Beneficial Ownership          Common Shares on
  Beneficial Owner             of Common Shares               March 15, 2009(1)
Edward Hohman
31 Isleworth
Henderson, Nevada 89052               13,229,000(2)                 38.58%

John Hohman
11038 North Pusch Ridge Vistas Drive
Oro Valley, Arizona 85737             13,178,500(2)                 38.43%

      (1) Based on 34,366,600 common shares outstanding.

      (2) Edward Hohman, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 38% of our outstanding common stock. John Hohman, our Chief Operating Officer, beneficially owns, in the aggregate, approximately 38% of our outstanding common stock. The interests of our Chief Executive Officer and Chief Operating Officer may differ from the interests of other stockholders and their stock ownership may discourage a potential acquirer from seeking to acquire shares of our common stock or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price. As a result of the large stock ownership, Edward Hohman and John Hohman will have the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

       - election of our directors;

       - The amendment of our Certificate of Incorporation or By-laws;

       - The merger of our company or the sale of our assets or other corporate transaction; and

       - controlling the outcome of any other matter submitted to the stockholders for vote.

Security Ownership of Management.

     The table below shows the number of our common shares beneficially owned as of March 15, 2009 by each of our Directors and each of our Executive Officers , as well as the number of shares beneficially owned by all of our Directors and Executive Officers as a group. None of the Executive Officers or Directors has been issued any Stock Options as of March 31, 2009.

Directors And Named Executive               Exercisable Stock   Percentage of
      Officers                  Shares(1)       Options       Outstanding Shares
Edward Hohman                  13,229,000          -              38.6%
John Hohman                    13,178,500          -              38.4%
Paul Lisak                         50,000          -               -
Sabatha Golay			     20,320
                               -----------   ----------------- -----------------
All Directors and Executive
Officers as a group (6),
including the above            26,477,820          -              77.2%

      Notes:

      (1) All directors and executive officers listed in this table have sole voting and investment power over the shares they beneficially own.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

Transactions with related persons

     We or one of our subsidiaries may occasionally enter into transactions with a ?related party.? Related parties include our executive officers, directors, nominees for director, 5% or more beneficial owners of our common shares and immediate family members (as defined by SEC rule) of these persons. We refer to transactions involving amounts in excess of 1% of our assets or $120,000, whichever is less, and in which the related party has a direct or indirect material interest as an ?interested transaction.?

     At December 31, 2007, the Company had loans due to John Hohman and Ed Hohman aggregating $185,085. The loans were due on April 15, 2008 and bore interest at 7% per annum. Those loans were repaid in full on April 7, 2008.

Review, approval or ratification of transactions with related persons

     Each interested transaction must be approved or ratified by a majority of the Board of Directors. The Board of Directors will consider, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances as well as the extent of the related party?s interest in the transaction.

     The Board of Directors has reviewed the following interested transactions and has determined that such transactions are pre-approved or ratified, as applicable, by the Board of Directors, even if such transactions involve amounts in excess of 1% of our assets or $120,000, whichever is less:

       - employment by the Company of an executive officer of the Company if:
      (i) the related compensation is required to be reported in our proxy statement or (ii) the compensation would have been reported in our proxy statement if the executive officer was a named executive officer and the executive officer is not an immediate family member of another executive officer or director of the Company;

       - compensation paid to a director if the compensation is required to be reported in our proxy statement;

       - any transaction where the related party?s interest arises solely from the ownership of the Company?s common shares and all holders of the Company?s common shares received the same benefit on a pro rata basis; and

       - any transaction involving a related party where the rates or charges involved are determined by competitive bids.

     The Company leases substantially all of its office, maintenance and warehouse facilities from Edward Hohman, President, and John Hohman, Chief Operating Officer, who are the Company?s principal shareholders or entities controlled by them. Rents were paid or accrued in favor of the shareholders in the amount of $248,160 during the twelve months ended December 31, 2008 and $247,480 during the twelve months ended December 31, 2007. The leases are one year with options to renew for an additional year. The leases were renewed for the twelve months ending December 31, 2009 on the same terms that were in effectfor the twelve months ended December 31, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

     The following table presents fees for professional audit services rendered by Tinter Scheifley Tang, LLP for the audit of the Company?s annual financial statements for the years ended December 31, 2008 and 2007, and fees billed for other services rendered by Tinter Scheifley Tang, LLP during those periods.

                                                       2008       2007


      Audit                                           $ --      $16,619
      Audit-Related                                     --         --
                                                      -------   --------
                                                      $ --      $16,619

     The following table presents fees for professional audit services rendered by Berman, Hopkins, Wright & LaHam, CPAs and Associates, LLP for the audit of the Company?s annual financial statements for the year ended December 31, 2008 and 2007, and fees billed for other services rendered by Berman, Hopkins, Wright& LaHam, CPAs and Associates, LP during those periods.

                                                       2008       2007

      Audit                                          $ 25,495   $  --
      Audit-Related                                     --         --
                                                      -------   --------
                                                     $ 25,495   $  --

Audit services consisted principally of the audit of the consolidated financial statements included in the Company?s Annual Report on Form 10-K and reviews of the consolidated financial statements included in the Company?s Quarterly Reports on Form 10-Q. The Company did not engage Tinter Scheifley Tang, LLP or Berman, Hopkins, Wright & LaHam, CPAs and Associates, LLP to perform any other services during the years ended December 31, 2008 and 2007.

                                PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 Exhibit
 Number                        Description

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

31.1*   Section 302 Certification of Principal Executive Officer

31.2*   Section 302 Certification of Principal Financial Officer

32.1*   Section 906 Certification of Principal Executive Officer

32.2*   Section 906 Certification of Principal Financial Officer

      * filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed onits behalf by the undersigned, thereunto duly authorized.

       AMERICAN POST TENSION, INC.

       By:  /s/ Edward Hohman
          ----------------------
          Edward Hohman
          President and Chief Executive Officer
          (Principal Executive Officer)
          Dated: April 14, 2009


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                     Title                       Date

      /s/ EDWARD HOHMAN
      ------------------
      Edward Hohman         Director, Chairman, and
                         Chief Executive Officer (Principal
                              Executive Officer)            April 14, 2009
      /s/ JOHN HOHMAN
      ------------------
      John Hohman        Director, Executive Vice President
                            and Chief Operating Officer     April 14, 2009

      /s/ PAUL LISAK
      -------------------
      Paul Lisak                   Director                 April 14, 2009



LIST OF EXHIBITS FILED

 Exhibit
  Number                                 Description

 21      Subsidiaries of the Registrant

 31.1    Certification of Edward Hohman, President and Chief Executive
         Officer of American Post Tension, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2 Certification of Robert Hipple Contract Chief Financial Officer of American Post Tension, Inc. Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

 32.1    Certification of Edward Hohman, President and Chief Executive
         Officer of American Post Tension, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2 Certification of Robert Hipple Contract Chief Financial Officer of American Post Tension, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002