Form 10-Q
period 2009-03-31
AMERICAN POST TENSION, INC.
filed 2009-05-15
CIK 1205332

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                               FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended March 31, 2009
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period From    To

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

As of May 1, 2009, the registrant had 34,366,600 shares of Common
Stock $0.0001 par value) outstanding.



                             TABLE OF CONTENTS

                                                                Page No.
PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                          1

ITEM 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION   2
AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    2

ITEM 4. CONTROLS AND PROCEDURES                                       3

PART II OTHER INFORMATION                                             3

Item 1. Legal Proceedings                                             3

Item 1A. Risk Factors                                                 4

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds   4

Item 3. Defaults upon Senior Securities                               5

Item 4. Submission of Matters to a Vote of Security Holders           5

Item 5. Other Information                                             5

Item 6. Exhibits                                                      5


SIGNATURES

Exhibit Index                                                         6

Certification of Chief Executive Officer Pursuant to Section 302

Certification of Principal Financial and Accounting Officer
Pursuant to Section 302

Certification of Chief Executive Officer Pursuant to Section 906

Certification of Principal Financial and Accounting Officer
Pursuant to Section 906



                    FORWARD-LOOKING INFORMATION

  To the extent that the information presented in this Quarterly
Report on Form 10-Q for the quarter ended March 31, 2009 discusses financial projections, information or expectations about our products, services, or markets, or otherwise makes statements about future events or statements regarding the intent, belief or current expectations of American Post Tension, Inc. and its subsidiary (collectively the ?Company?), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Forward-looking statements are typically identified by the words ?believes,? ?expects,? ?anticipates,? and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the pace of residential construction in our geographic markets, changes in mortgage interest rates, prices and availability of raw materials and supplies, our ability to locate, acquire, pay for, and integrate other businesses that complement ours, our ability to expand our business into the commercial construction field, our ability to attract and retain qualified personnel if and as our business grows, and risks associated with our stock being classified as a ?penny stock.? We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise, except as required by law.

PART 1.  FINANCIAL INFORMATION.
Item 1.  Financial Statements.



                       AMERICAN POST TENSION, INC.
            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                     March 31, 2009   December 31, 2008
                                      (Unaudited)            (Audited)
ASSETS
Current assets:
   Cash and cash equivalents           $    274,374       $   472,280
   Accounts receivable, net of
     allowance for doubtful accounts
     of $75,000                           1,620,272         1,402,819
   Inventory                              1,006,675           646,033
   Prepaid expenses                         107,034            10,427
                                         -----------      ------------
      Total current assets                3,008,355         2,531,559

Property and equipment, net of
   accumulated depreciation of
   $1,469,811 at March 31, 2009 and
   $1,427,759 at December 31, 2008          806,738           848,790
Other assets                                    613            11,230
                                         -----------      -----------
      Total assets                      $ 3,815,706      $  3,391,579
                                         ===========      ===========
LIABILITIES AND SHAREHOLDER EQUITY
Current liabilities:
   Accounts payable and accrued
      expenses                          $   910,692      $    121,813
   Accrued interest                              --             1,080
   Line of credit                           820,000           840,000
                                         -----------      ------------
       Total current liabilities          1,730,692           961,813
Long-term liabilities                            --                --
                                        ------------      ------------
       Total liabilities                  1,730,692           961,813

Shareholder equity
   Preferred stock, $0.0001 par value,
     1,000,000 shares authorized, no
     shares issued at December 31, 2008
     and March 31, 2009                          --                --
   Common stock, $0.0001 par value,
     50,000,000 shares authorized,
     34,366,600 issued at December 31,
     2008 and at March 31, 2009               3,436             3,436
   Additional paid in capital             5,174,707         5,174,707
   Retained earnings                     (3,093,129)       (2,748,377)
                                        ------------       ------------
        Total shareholder equity          2,085,014         2,429,766
                                        -----------        ------------
        Total liabilities and shareholder
           equity                       $ 3,815,706       $ 3,391,579
                                        ===========        ============
The accompanying notes are an integral part of these financial statements
                       AMERICAN POST TENSION, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three Months Ended March 31, 2009 and 2008

                                             Three Months Ended
                                                  March 31,
                                            --------------------
                                               2009       2008
                                             --------- ----------
Sales                                       $1,819,080 $3,034,336
Cost of sales                                1,504,432  2,381,403
                                             ---------  ---------
Gross margin                                   314,648    652,933

Other costs and expenses
   Selling, general and
     administrative                            653,013  1,019,192
                                             ---------  ---------
Income (loss)from operations                  (338,365)  (366,259)
Other income and expense
   Other income, net                             1,980      3,004
   Interest income (expense), net               (8,367)     6,290
                                              ---------  ---------
Net income before income tax                 $(344,752) $(356,965)
Provision for income tax                            --    131,066
                                              ---------  ---------
Net loss                                     $(344,752) $(225,899)
                                              =========  =========
Net loss per share-basic                     $   (0.01) $   (0.01)

Net loss per share-diluted                   $   (0.01  $   (0.01)

Weighted average common
  Shares outstanding:
  Basic                                     34,366,600 34,291,600
  Diluted                                   34,366,600 34,291,600





The accompanying notes are an integral part of these financial statements


                     AMERICAN POST TENSION, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
        For the Three Months Ended March 31, 2009 and 2008

                                              Three Months Ended March 31,
                                                    2009         2008
                                                ------------ ------------
Net loss                                        $ (344,752) $  (225,899)
Adjustment to reconcile net income to net
   Cash provided by (used in) operations:
   Depreciation                                      42,052       49,945
Changes in assets and liabilities:
(Increase) decrease in:
   Accounts receivable                             (217,453)    (420,445)
   Inventory                                       (360,642      609,174
   Prepaid expenses and other assets                (85,990)      23,859
   Deferred tax asset                                           (131,067)
Increase (decrease) in:
   Accounts payable and accrued expenses            788,879      230,776
                                                   ----------  ----------
Net cash provided by (used in) operations          (177,906)     136,343

Cash flows from investing activities:
   Acquisition (sale) of property and equipment         --        (8,047)
                                                    ---------- ----------
Net cash provided by investing activities               --        (8,047)

Cash flows from financing activities:
   Repayment of shareholder loans                       --      (138,409)
   Decrease in line of credit                        (20,000)        --
                                                    ---------- ----------
Net cash provided by financing activities            (20,000)   (138,409)
                                                    ---------- ----------
Net increase (decrease) in cash                     (197,906)    (10,113)
Cash, beginning of period                            472,280   1,206,064
                                                    ---------- ----------
Cash, end of period                               $  274,374  $1,195,951




 The accompanying notes are an integral part of these financial statements







                       AMERICAN POST TENSION, INC.
                         NOTES TO THE UNAUDITED
                     CONDENSED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS AND NINE MONTHS
                     ENDED MARCH 31, 2009 AND 2008

Note 1: BASIS OF PRESENTATION OF INTERIM PERIOD

  The accompanying unaudited financial statements of the Company at March 31, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles (?GAAP?) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company?s annual report on Form 10-K for the year ended December 31, 2008. In management?s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company?s financial statements not misleading have been included. The results of operations for the periods ended March 31, 2009 and 2008 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2008 balance sheet has been derived from the Company?s audited financial statements included in the Company?s annual report on Form 10-K for the year ended December 31, 2008.

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




                      AMERICAN POST TENSION, INC.
                         NOTES TO THE UNAUDITED
                    CONDENSED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS AND NINE MONTHS
                    ENDED MARCH 31, 2009 AND 2008

Note 1: BASIS OF PRESENTATION OF INTERIM PERIOD (continued)

Recent Pronouncements

  The Company has reviewed all recently issued, but not yet effective accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

 In March 2008, the FASB issued SFAS No. 161, ?Disclosures about Derivative Instruments and Hedging Activities? (?SFAS 161?). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 ?Accounting for Derivative Instruments and Hedging Activities? and how derivative instruments and related hedged items affect a company?s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement did not have a material effect on the Company?s future financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, ?Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51? (?SFAS 160?). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this statement did not have a material effect on the Company?s future financial position or results of operations.




                      AMERICAN POST TENSION, INC.
                         NOTES TO THE UNAUDITED
                    CONDENSED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS AND NINE MONTHS
                    ENDED MARCH 31, 2009 AND 2007

Note 1: BASIS OF PRESENTATION OF INTERIM PERIOD (continued)

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

Note 2 ACCOUNTS RECEIVABLE

  Accounts receivable are summarized as follows:

                                            March 31,       December 31,
                                              2009             2008
                                         --------------- -----------------
Accounts receivable                      $  1,695,272     $   1,477,819

Allowance for doubtful accounts               (75,000)          (75,000)
                                          -------------- -----------------
Net amount                               $  1,620,272     $   1,402,819

 The Company?s top ten customers comprised 68% of sales during the three month period ending March 31, 2009. The top ten customers comprised
58% of sales during the twelve months ended December 31, 2008.

Note 3: RELATED PARTY TRANSACTIONS

  The Company leases substantially all of its office, maintenance and warehouse facilities from entities that are owned and/or controlled by Ed Hohman, President, and John Hohman, Chief Operating Officer, who are the Company?s principal shareholders. Rents were paid or accrued in favor of the shareholders in the amount of $60,000 during the three months ended March 31, 2009 and $248,160 during the twelve months ended
December 31, 2008.

Note 4: SHAREHOLDER LOANS AND LONG TERM DEBT

       During the year ended December 31, 2008, the Company entered into a line of credit agreement with the Bank of Nevada in the total amount of $1,700,000, which is guaranteed by our principal officers, Edward Hohman and John Hohman and secured by assets of the Company. This line, which carries



                      AMERICAN POST TENSION, INC.
                         NOTES TO THE UNAUDITED
                    CONDENSED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS AND NINE MONTHS
                    ENDED MARCH 31, 2009 AND 2008

Note 4: SHAREHOLDER LOANS AND LONG TERM DEBT (continued)

an interest rate of 6% on outstanding balances, had $820,000 outstanding on it at March 31, 2009. The line matures on July 24, 2009 and is renewable annually.

Note 5: INCOME TAXES

  The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, ?Accounting for Income Taxes (?SFAS
No.109?). SFAS No.109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Prior to 2003, the Company and its stockholders elected to be taxed under subchapter S of the Internal Revenue Code. As a result, all income and losses were reported by the Company?s stockholders. The following is a reconciliation of income taxes computed using the statutory Federal rate to the income tax expense in the financial statements for March 31, 2009.

Income tax provision at the federal statutory rate             34%

Effect of operating losses                                    (34)%

As of March 31, 2009, the Company has net operating losses for Federal income tax purposes totaling approximately $3,093,129. The following is a schedule of deferred tax assets as of March 31, 2009:

                Net operating loss                $3,093,129
                Future tax benefit at 34%          1,051,664
                Less: Valuation allowance         (1,051,664)
                                                   ----------
                Net deferred tax asset            $      --

 Under Sections 382 and 269 (the ?shell corporation? rule) of the Code following an ?ownership change,? special limitations (?Section 382 Limitations?) apply to the use by a corporation of its net operating loss, or NOL, carryforwards arising before the ownership change and various other carryforwards of tax attributes (referred to collectively as the ?Applicable Tax Attributes?). The Company had NOL carryforwards due to historical losses of Magic of approximately $364,393 at December 31, 2006. This NOL carryforward will expire through calendar year 2026 if not utilized and is subject to review and possible adjustment by the IRS. As a result of the Merger, the Company experienced an ownership change, and Section 382 Limitations will apply to the Applicable Tax Attributes of the Company.
                      AMERICAN POST TENSION, INC.
                         NOTES TO THE UNAUDITED
                    CONDENSED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS AND NINE MONTHS
                    ENDED MARCH 31, 2009 AND 2008

Note 5: INCOME TAXES (continued)

 The Company has adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by FIN 48. In this regard, an uncertain tax position represents the Company?s expected treatment of a tax position taken in a filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax positions through March 31, 2009. The Company?s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.

Note 6:  EQUITY

There were no shares issued during the quarter ended March 31, 2009.



 ITEM 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 as compared to Three Months Ended March 31, 2008 Results of Operations

  The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of our net sales:

Three Months Ended March 31, 2009:

Net sales

  Net sales totaled $1,819,080 for the three months ended March 31, 2009, as compared to $3,034,336 for the same period in 2008, or a decrease of 167%. Home Builders Research reported that new home sales remain down in Las Vegas and the year to date 2009 metro Phoenix housing market continues at a pace belowthat of last year and permit activity is down as well. Our revenue is derived from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona has resulted in reduced sales level and gross margin.

Cost of sales

  Cost of sales, including all installation expenses, during the three months ended March 31, 2009 was 82.3% of net sales, as compared to 78.5% in 2008. We are anticipating competition to increase and downward pressure on our gross margin during the next year as current and potential competitors seek new revenue streams.

Selling, general and administrative expenses

  Selling, general and administrative expenses for the three months ended March 31, 2009 were $653,013 or 35.9% of net sales as compared to $1,019,192 or33.6% of net sales during the same period of the prior year. Selling, general and administrative expenses decreased by $366,179 for the three month period ending March 31, 2009 versus the three month period ending March 31, 2008. Our Chief Executive Officer and Chief Operating Officer, who together own approximately 75% of the outstanding shares of common stock, have salaries of $250,000 per year.

Provision for income taxes

 The Company recorded no provision for income taxes for the three months ended March 31, 2009, because of concerns regarding the potential realization of the benefits of the tax loss.

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

(b) Changes in Internal Control over Financial Reporting.

 During the quarter ended March 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

  We have been involved in various legal and governmental proceedings incidental to our continuing business operations. As of March 31, 2009 there were no continuing legal suits or any known pending litigation related to claimed construction defects as a result of services and products provide to our customers.

 On October 26, 2007, the District Council of Iron Workers of the State of California and Vicinity (?Ironworkers?) filed a charge with the National Labor Relations Board alleging that Post Tension of Nevada, Inc. engaged in unfair labor practices in its Phoenix operations. The General Counsel of the Board issued a complaint and notice of hearing based on this charge alleging that Post Tension committed certain unfair labor practices and that the employees had engaged in an unfair labor practice strike. A hearing on this matter was held and the Administrative Law Judge held that a strike by employees was an unfair labor practice strike. The Company is now waiting to determine what periods are covered in the settlement of the issue and estimates that approximately $30,000 in back wages are due.

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

ITEM 1A. Risk Factors

 Investing in our common stock involves a high degree of risk. Certain of the risks related to an investment in our common stock were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, under
Item 1A, ?Risk Factors? which is hereby incorporated into this report by this reference. You should carefully consider those risk factors, as well as the following additional risk factors and other information in this report, before deciding whether to invest in shares of our common stock. The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona and has resulted in significantly reduced sales and gross margin. Our revenue is derived primarily from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The recent downturn in residential construction in Las Vegas, Nevada and Phoenix, Arizona has resulted in a significant reduction in our revenues for the three-month period ended March 31, 2009. We cannot predict whether or when residential construction activity will rebound in those markets. Prolonged sluggishness in residential construction, however, can be expected to continue to have a negative impact on our revenues and earnings.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no issuances of stock during the quarter ended March 31, 2009.

Item 3. Defaults upon Senior Securities

 There were no defaults upon senior securities during the three month period ended March 31, 2009.

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

 May 15, 2009                    American Post Tension, Inc.
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