Form 10-Q
period 2009-06-30
AMERICAN POST TENSION, INC.
filed 2009-08-20
CIK 1205332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Non-accelerated filer [ ]                          Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ ]

As of August 1, 2009, the registrant had 34,366,600 shares of Common Stock $0.0001 par value) outstanding.

TABLE OF CONTENTS

Page No.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                    F-1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS                      2

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK                                          4

ITEM 4. CONTROLS AND PROCEDURES                               4

PART II: OTHER INFORMATION

Item 1.      Legal Proceedings                           5

Item 1A. Risk Factors                           5

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                 5

Item 3. Defaults upon Senior Securities                      6

Item 4. Submission of Matters to a Vote of Security Holders                 6

Item 5. Other Information                           6

Item 6. Exhibits                           6

SIGNATURES                                                    6

Exhibit Index                                          7

Certification of Chief Executive Officer Pursuant to Section 302

Certification of Principal Financial and Accounting Officer Pursuant to Section 302

Certification of Chief Executive Officer Pursuant to Section 906

Certification of Principal Financial and Accounting Officer Pursuant to Section 906

1

PART 1. FINANCIAL INFORMATION.

Item 1. Financial Statements.

AMERICAN POST TENSION, INC.

UNAUDITED CONSOLIDATED BALANCE SHEET

June 30, 2009December 31, 2008
(Unaudited) (Audited)

ASSETS

Current assets:
Cash and cash equivalents $ 205,738 $ 472,280
Accounts receivable, net of
allowance for doubtful accounts

of $75,000 1,643,626 1,402,819

Inventory 905,630 646,033
Prepaid expenses and other 71,969 10,427
----------- ------------
Total current assets 2,826,963 2,531,559
Property and equipment, net of
accumulated depreciation of
$1,511,236 at June 30, 2009 and
$1,427,759 at December 31, 2008 780,841 848,790

Other assets --11,230

----------- -----------
Total assets $ 3,607,804$ 3,391,579
=========== ===========

LIABILITIES AND SHAREHOLDER EQUITY

Current liabilities:

Accounts payable and accrued
expenses $ 1,184,041$ 121,813
Line of credit 820,000 840,000

Loan payable 34,253 --

----------- ------------
Total current liabilities 2,038,294 961,813
Long-term liabilities -- --
------------ ------------
Total liabilities 2,038,294 961, 813
Shareholder equity
Preferred stock, $0.001 par value,
1,000,000 shares authorized, no
shares issued -- --

Common stock, $0.0001 par value,
50,000,000 shares authorized,
34,366,600 issued and outstanding
at December 31, 2008 and at
June 30, 2009                 3,436 3,436
Additional paid in capital 5,174,707 5,174,707
Retained earnings (3,608,633) (2,748,377)
------------ ------------
Total shareholder equity 1,569,510 2,429 ,766
----------- ------------
Total liabilities and shareholder
equity $ 3,607,804 $ 3,391,579
=========== ============

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN POST TENSION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2009 and 2008

Three Months Ended
June 30,
--------------------
2009 2008
--------- ----------

Sales $1,909,599 $3,711, 073

Cost of sales 1,746,037 3,435 ,769
--------- ---------
Gross margin 163,562 275,304

Other costs and expenses
Selling, general and
administrative 670,1661,065,997
--------- ---------
Income (loss)from operations (506,604) (790, 693)
Other income and expense
Other income, net -- 10,832
Interest income (expense), net (8,900) (2,269)
--------- ---------
Total other income and expense (8,900) (8,563)

--------- ---------

Net income before income tax (515,504) $(782,130)
Provision for income tax -- --
--------- ---------
Net loss $(515,504) $(782,130)
========= =========
Net loss per share –basic $ (0.02) $ (0.02)

Net loss per share-diluted $ (0.02) $ (0.02)

Weighted average common
Shares outstanding:
Basic 34,366,600 34,291,600
Diluted 34,366,600 34,291,600

The accompanying notes are an integral part of these
consolidated financial statements

AMERICAN POST TENSION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2009 and 2008

Six Months Ended
June 30,
------------------------
2009 2008
--------- -----------

Sales $ 3,728,679 $ 6,752,014

Cost of sales 3,250,469 5,8220743
--------- ----------
Gross margin 478,210 929,271

Other costs and expenses
Selling, general and
administrative 1,323,179 2,079,869
--------- ----------
Income (loss)from operations (844,969)(1,150,598)

Other income and expense
Other income, net 1,980 13,836
Interest income (expense), net (17,267) 4,021
--------- ----------
Total other income and expense           (15,827) 17,857

--------- ----------

Net income before income tax (860,256) (1,132,741)
Provision for income tax benefit (expense)-- 131,067
--------- ----------
Net loss $ (860,256) $(1,001,674)
========= ==========
Net loss per share –basic $ (0.03) $ (0.03)

Net loss per share-diluted $ (0.03) $ (0.03)

Weighted average common
Shares outstanding:
Basic 34,366,600 34,291,600
Diluted 34,366,600 34,291,600

The accompanying notes are an integral part of these
Consolidated financial statements
AMERICAN POST TENSION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

For the Six Months Ended June 30, 2009 and 2008

Six Months Ended June 30,

20092008

------------ ------------
Net loss $ (860,256) $(1,001,674)
Adjustment to reconcile net loss to net
cash used in operations:
Depreciation 83,476 100,418

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable (240,807) (729,965)

Inventory (259,597 212, 999
Prepaid expenses and other assets (50,312) 47, 718

Deferred tax asset --(131,067)

Increase in:
Accounts payable and accrued expenses 1,062,228 952 ,286
---------- ----------

Net cash provided used in operations (265,268) (549,285)

Cash flows from investing activities:

Acquisition of property and equipment (15,527) (8,047)
---------- ----------

Net cash provided by investing activities (15,527)(125,060)

Cash flows from financing activities:
Repayment of shareholder loans -- (185,085)

Decrease in line of credit (20,000) --

Net increase in loans payable34,253 --

---------- ----------

Net cash provided by (used in)
financing activities                 14,253 (185,085)

---------- ----------
Net decrease in cash and cash equivalents (266,542) (742,417)
Cash, beginning of period 472,280 1,206,064
---------- ----------
Cash, end of period $ 205,738 $ 1,195,951

                                              ========== ==========

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest                          $ 37,562 $ 3,519
                                              ========== ==========

The accompanying notes are an integral part of these
consolidated financial statements

AMERICAN POST TENSION, INC.

NOTES TO THE UNAUDITED

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Note 1: BASIS OF PRESENTATION OF INTERIM PERIOD

The accompanying unaudited consolidated financial statements of the Company at June 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles ‘GAAP’) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the periods ended June 30, 2009 and 2008 presented are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates and those differences could be material.

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

AMERICAN POST TENSION, INC.
NOTES TO THE UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 1: BASIS OF PRESENTATION OF INTERIM PERIOD (continued)

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

The Company has reviewed all recently issued, but not yet effective accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Note 2 ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

                              June 30,      December 31,
                2009       200 8
           ---------------       -----------------
Accounts receivable       $ 1, 718,626 $ 1,477,819

Allowance for doubtful accounts (75,000) (75,000)
           --------------      -----------------

Net amount       $1,643,626      $ 1,402 ,819

======== ==========

The Company’s top ten customers comprised 65% of sales during the three month period ending June 30, 2009 and 58% of sales during the twelve months ended December 31, 2008.

AMERICAN POST TENSION, INC.
NOTES TO THE UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 3: RELATED PARTY TRANSACTIONS

The Company leases substantially all of its office, maintenance and warehouse facilities from entities that are owned and/or controlled by Ed Hohman, President, and John Hohman, Chief Operating Officer, who are the Company’s principal shareholders. Rents were paid or accrued in favor of the shareholders in the amount of $60,000 and $120,000 during the three and six months ended June 30, 2009, respectively and $62,000 and $123,740 during the three and six months ended June 30, 2008.

Note 4: SHAREHOLDER LOANS AND LONG TERM DEBT

During the year ended December 31, 2008, the Company entered into a line of credit agreement with the Bank of Nevada in the total amount of $1,700,000, which is guaranteed by our principal officers, Edward Hohman and John Hohman and secured by assets of the Company. This line, which carries an interest rate of 6% on outstanding balances, had $820,000 outstanding on it at June 30, 2009. The line matured on July 24, 2009 and was renewed for another year.

Note 5: INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, ‘Accounting for Income Taxes (‘SFAS No.109’). SFAS No.109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Prior to 2003, the Company and its stockholders elected to be taxed under subchapter S of the Internal Revenue Code. As a result, all income and losses were reported by the Company’s stockholders. The following is a reconciliation of income taxes computed using the statutory Federal rate to the income tax expense in the financial statements for June 30, 2009.

Income tax provision at the federal statutory rate 34%

Effect of operating losses (34)%

As of June 30, 2009, the Company has net operating losses for Federal income tax purposes totaling approximately $3,386,114. The following is a schedule of deferred tax assets as of June 30, 2009 and December 31, 2008:

                              June 30, 2009          December 31, 2008

Net operating loss      $ 3,386 ,114          $ 2,748,377

Future tax benefit at 34% 1,226,935 934,448
Less: Valuation allowance (1,226, 935)(934,448)
---------------------------------

Net deferred tax asset $ -- $ --

AMERICAN POST TENSION, INC.
NOTES TO THE UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 5: INCOME TAXES (continued)

Under Sections 382 and 269 (the ‘shell corporation’ rule) of the Code following an ‘ownership change,’ special limitations (‘Section 382 Limitations’) apply to the use by a corporation of its net operating loss, or NOL, carry-forwards arising before the ownership change and various other carry-forwards of tax attributes (referred to collectively as the ‘Applicable Tax Attributes’). The Company had NOL carry-forwards due to historical losses of Magic of approximately $364,393 at December 31, 2006. This NOL carry-forward will expire through calendar year 2026 if not utilized and is subject to review and possible adjustment by the IRS. As a result of the Merger, the Company experienced an ownership change, and Section 382 Limitations will apply to the Applicable Tax Attributes of the Company.

The Company has adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax positions through June 30, 2009. The Company’s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.

Note 6: EQUITY

There were no shares issued during the quarter ended June 30, 2009.

F- 2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 discusses financial projections, information or expectations about our products, services, or markets, or otherwise makes statements about future events or statements regarding the intent, belief or current expectations of American Post Tension, Inc. and its subsidiary (collectively the ‘Company’), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Forward-looking statements are typically identified by the words ‘believes,’ ‘expects,’ ’anticipates,’ and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the pace of residential construction in our geographic markets, changes in mortgage interest rates, prices and availability of raw materials and supplies, our ability to locate, acquire, pay for, and integrate other businesses that complement ours, our ability to expand our business into the commercial construction field, our ability to attract and retain qualified personnel if and as our business grows, and risks associated with our stock being classified as a ‘penny stock.’ We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise, except as required by law.

Operating Results

Three Months Ended June 30, 2009 as compared to Three Months Ended June 30, 2008 Results of Operations:

Net sales

Net sales totaled $1,909,599 for the three months ended June 30, 2009, as compared to $3,711,073 for the same period in 2008, or a decrease of 49%. Home Builders Research reported that new home sales remain down in Las Vegas and the year to date 2009 metro Phoenix housing market continues at a pace below that of last year and permit activity is down as well. Our revenue is derived from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona and has resulted in reduced sales level and gross margin.

Cost of sales

Cost of sales, including all installation expenses, during the three months ended June 30, 2009 was 91.4% of net sales, as compared to 92.5% in 2008. We are anticipating competition to increase and downward pressure on our gross margin during the next year as current and potential competitors seek new revenue streams.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2009 were $670,166 or 34.8% of net sales as compared to $1,065,997 or 28.7% of net sales during the same period of the prior year. Selling, general and administrative expenses decreased by $395,831 for the three month period ending June 30, 2009 versus the three month period ending June 30, 2008. Our Chief Executive Officer and Chief Operating Officer, who together own approximately 75% of the outstanding shares of common stock, have current salaries of $250,000 per year, reduced from $500,000 per year each during the prior period. The remainder of the reductions are the result of general reductions in staff due to the lower volume of business.

Six Months Ended June 30, 2009 as compared to Six Months Ended June 30, 2008 Results of Operations:

Net sales

Net sales totaled $1,909,599 for the six months ended June 30, 2009, as compared to $3,711,073 for the same period in 2008, or a decrease of 49%. Home Builders Research reported that new home sales remain down in Las Vegas and the year to date 2009 metro Phoenix housing market continues at a pace below that of last year and permit activity is down as well. Our revenue is derived from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona and has resulted in reduced sales level and gross margin.

Cost of sales

Cost of sales, including all installation expenses, during the six months ended June 30, 2009 was 91.4% of net sales, as compared to 92.5% in 2008. We are anticipating competition to increase and downward pressure on our gross margin during the next year as current and potential competitors seek new revenue streams.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2009 were $670,166 or 34.8% of net sales as compared to $1,065,997 or 28.7% of net sales during the same period of the prior year. Selling, general and administrative expenses decreased by $395,831 for the six month period ending June 30, 2009 versus the six month period ending June 30, 2008. Our Chief Executive Officer and Chief Operating Officer, who together own approximately 75% of the outstanding shares of common stock, have current salaries of $250,000 per year, reduced from $500,000 per year each during the prior period. The remainder of the reductions are the result of general reductions in staff due to the lower volume of business.

Provision for income taxes

We recorded no provision for income tax expense or benefit for the three and six months ended June 30, 2009, because of concerns regarding the potential realization of the benefits of the tax loss.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the ‘Exchange Act’)). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We have been involved in various legal and governmental proceedings incidental to our continuing business operations. As of June 30, 2009 there were no continuing legal suits or any known pending litigation related to claimed construction defects as a result of services and products provide to our customers.

On October 26, 2007, the District Council of Iron Workers of the State of California and Vicinity (‘Ironworkers’) filed a charge with the National Labor Relations Board alleging that Post Tension of Nevada, Inc. engaged in unfair labor practices in its Phoenix operations. The General Counsel of the Board issued a complaint and notice of hearing based on this charge alleging that Post Tension committed certain unfair labor practices and that the employees had engaged in an unfair labor practice strike. A hearing on this matter was held and the Administrative Law Judge held that a strike by employees was an unfair labor practice strike. We are now waiting to determine what periods are covered in the settlement of the issue and estimates that approximately $30,000 in back wages are due.

We are also participating in an on-going arbitration dispute with its former Chief Financial Officer, who resigned in March 2008, as provided in the contract under which he was employed. We have also filed a separate legal proceeding seeking damages from the former CFO in a state court in Las Vegas. Neither the arbitration nor the legal proceeding is expected to have a material effect on our financial results.

ITEM 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Certain of the risks related to an investment in our common stock were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, under Item 1A, ‘Risk Factors’ which is hereby incorporated into this report by this reference. You should carefully consider those risk factors, as well as the following additional risk factors and other information in this report, before deciding whether to invest in shares of our common stock. The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona and has resulted in significantly reduced sales and gross margin. Our revenue is derived primarily from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The recent downturn in residential construction in Las Vegas, Nevada and Phoenix, Arizona has resulted in a significant reduction in our revenues for the three-month period ended June 30, 2009. We cannot predict whether or when residential construction activity will rebound in those markets. Prolonged sluggishness in residential construction, however, can be expected to continue to have a negative impact on our revenues and earnings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no issuances of stock during the quarter ended June 30, 2009.

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the three month period ended June 30, 2009.

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

August 19, 2009

American Post Tension, Inc.

(Registrant)

By:      /s/ Edward Hohman

------------------------------

Edward Hohman
President and Chief Executive

2

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

3