Form 10-Q/A
period 2009-06-30
AMERICAN POST TENSION, INC.
filed 2009-10-05
CIK 1205332

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

Certification of Principal Accounting Officer Pursuant to Section 302

Certification of Chief Executive Officer Pursuant to Section 906

Certification of Principal  Accounting Officer Pursuant to Section 906

1

PART 1. FINANCIAL INFORMATION.

Item 1. Financial Statements.

AMERICAN POST TENSION, INC.

UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                                                                June 30, 2009         December 31, 2008
                                                                                                                  (Unaudited)             (Audited)

ASSETS

Current assets:
Cash and cash equivalents                                                                                       $    205,738                    $     472,280
Accounts receivable, net of allowance for doubtful accounts of $75,000                                             1,643,626                            1,402,819

Inventory                                                                                                            905,630                                646,033
Prepaid expenses and other                                                                                                                                                                                        71,969                                  10,427
                                                                                                                  -----------            -----------
Total current assets                                                                                               2,826,963                            2,531,559
Property and equipment, net of accumulated depreciation of $1,511,235 at June 30, 2009 and
                    $1,427,759 at December 31, 2008                                                                                                                                     780,841                                848,790

Other assets                                                                                                              --                 11,230

                                                                                                                  -----------                        -----------
Total assets                                                                                                    $    3,607,804          $      3,391,579
                                                                                                                  ===========                        ===========

LIABILITIES AND SHAREHOLDER EQUITY

Current liabilities:

Accounts payable and accrued expenses                                                                           $  1,184,041          $     121,813
Line of credit                                                                                                       820,000                840,000

Loan payable                                                                                                          34,253                     --

                                                                                                                  -----------                         -----------
Total current liabilities                                                                                          2,038,294                                961,813

Long-term liabilities                                                                                                     --                     --
                                                                                                                  -----------            -----------
Total liabilities                                                                                                  2,038,294                               961, 813

Shareholder equity
Preferred stock, $0.001 par value,1,000,000 shares authorized, no shares issued                                                                                       --                     --

Common stock, $0.0001 par value,50,000,000 shares authorized, 34,366,600 issued

     and outstanding at December 31, 2008 and June 30, 2009                                                             3,436                  3,436
Additional paid in capital                                                                                         5,174,707                            5,174,707
Retained earnings                                                                                                 (3,608,633)                        (2,748,377)
                                                                                                                  -----------            -----------
Total shareholder equity                                                                                           1,569,510                           2,429 ,766
                                                                                                                  -----------            -----------
Total liabilities and shareholder equity                                                                        $  3,607,804                     $   3,391,579
                                                                                                                  ===========            ===========

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN POST TENSION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2009 and 2008

                                                                                                                          Three Months Ended June 30,
                                                                                                                               2009         2008
                                                                                                                            -----------  -----------

Sales                                                                                                                     $  1,909,599 $  3,711, 073

Cost of sales                                                                                                                1,746,037        3,435 ,769
                                                                                                                            -----------  -----------
Gross margin                                                                                                                   163,562             275,304

Other costs and expenses
Selling, general and administrative                                                                                            670,166    1,065,997
                                                                                                                            -----------  -----------
Income (loss)from operations                                                                                                  (506,604)   (790, 693)
Other income and expense
Other income, net                                                                                                                   --             10,832
Interest income (expense), net                                                                                                   (8,900)     (2,269)
                                                                                                                            -----------  -----------
Total other income and expense                                                                                                  (8,900)     (8,563)

                                                                                                                            -----------  -----------

Net loss before income tax                                                                                                     (515,504)   (782,130)
Provision for income tax                                                                                                            --          --
                                                                                                                            -----------  -----------
Net loss                                                                                                                   $  (515,504) $ (782,130)
                                                                                                                            ===========  ===========
Net loss per share–basic                                                                                                    $     (0.02) $    (0.02)

Net loss per share-diluted                                                                                                  $     (0.02) $    (0.02)

Weighted average common Shares outstanding:
                   Basic                                                                                                     34,366,600 34,291,600
                   Diluted                                                                                                   34,366,600 34,291,600

The accompanying notes are an integral part of these
consolidated financial statements

AMERICAN POST TENSION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2009 and 2008

                                                                                                                            Six Months Ended June 30,
                                                                                                                                20 09           2008
                                                                                                                            -----------    ------------

Sales                                                                                                                      $  3,728,679       $   6,752,014

Cost of sales                                                                                                                3,250,469              5,822,743
                                                                                                                            -----------    ------------
Gross margin                                                                                                                   478,210                  929,271

Other costs and expenses
Selling, general and administrative                                                                                          1,323,179              2,079,869
                                                                                                                            -----------    ------------
Income (loss)from operations                                                                                                  (844,969)     (1,150,598)

Other income and expense
Other income, net                                                                                                                1,980                    13,836
Interest income (expense), net                                                                                                 (17,267)          4,021
                                                                                                                            -----------    ------------
Total other income and expense                                                                                                                                                                                        (15,287)                  17,857

                                                                                                                            -----------    ------------

Net loss before income tax benefit                                                                                             (860,256)    (1,132,741)
Provision for income tax benefit                                                                                                     --        131,067
                                                                                                                            -----------    ------------
Net loss                                                                                                                   $    (860,256)   $ (1,001,674)
                                                                                                                            ===========    ============
Net loss per share–basic                                                                                                                                                                                                      $     (0.03)   $      (0.03)

Net loss per share-diluted                                                                                                 $     (0.03)      $      (0.03)

Weighted average common Shares outstanding:
                   Basic                                                                                                    34,366,600      34,291,600
                   Diluted                                                                                                  34,366,600      34,291,600

The accompanying notes are an integral part of these
consolidated financial statements

AMERICAN POST TENSION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

For the Six Months Ended June 30, 2009 and 2008

                                                                                                                              Six Months Ended June 30,

                                                                                                                                 2009         2008

                                                                                                                             ------------ ------------
Net loss                                                                                                                    $       860,256) $ (1,001,674)
Adjustment to reconcile net loss to net cash used in operations:
Depreciation                                                                                                                      83,476             100,418

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                                                                             (240,807)    (729,965)

Inventory                                                                                                                       (259,597)          212,999
Prepaid expenses and other assets                                                                                                (50,312)            47,718

Deferred tax asset                                                                                                                    --     (131,067)

Increase in:
Accounts payable and accrued expenses                                                                                                                                                                                    1,062,228           952 ,286
                                                                                                                              -----------  -----------

Net cash provided by (used in)operations                                                                                        (265,268)   (549,285)

Cash flows from investing activities:

Acquisition of property and equipment                                                                                            (15,527)           (8,047)
                                                                                                                              -----------  -----------

Net cash provided by (used in)investing activities                                                                               (15,527)     (8,047)

Cash flows from financing activities:
Repayment of shareholder loans                                                                                                        --    (185,085)

Decrease in line of credit                                                                                                       (20,000)         --

Net increase in loan payable                                                                                                                                                                                                            34,253          --

                                                                                                                              -----------  -----------

Net cash provided by (used in) financing activities                                                                               14,253        (185,085)

                                                                                                                              -----------  -----------
Net decrease in cash and cash equivalents                                                                                                                                                                              (266,542)   (742,417)

Cash and cash equivalents, beginning of period                                                                                    472,280   1,206,064

                                                                                                                              -----------  -----------

Cash and cash equivalents, end of period                                                                                     $    205,738   $ 1,195,951

                                                                                                                              ===========  ===========

Supplemental Disclosure of Cash Flow Information:

              Cash paid for interest                                                                                         $    37,562  $    3,519
                                                                                                                              ===========  ===========

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

Note 2 ACCOUNTS RECEIVABLE

                                             Accounts receivable are summarized as follows:

                                                                                                                                June 30,              December 31,
                                                                                                                                  2009                       2008
                                                                                                                           ---------------       -----------------
                                                                   Accounts receivable                         $ 1 ,718,626          $    1,477,819

                                                                   Allowance for doubtful accounts              (75,000)                  (75,000)
                                                                                                                           ---------------       -----------------

                                                                  Net amount                                       $ 1,643,626           $  1,402 ,819

                                                                                                                           ==========       ===========

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

Income tax provision at the federal statutory rate 34%

Effect of operating losses (34)%

As of June 30, 2009, the Company has net operating losses for Federal income tax purposes totaling approximately $3,608,633. The following is a schedule of deferred tax assets as of June 30, 2009 and December 31, 2008:

                                                                                                             June 30, 2009          December 31, 2008

                                       Net operating loss                                           $  3,608 ,633             $  2,748,377

                                       Future tax benefit at 34%                                     1,226,935                    934,448
                                       Less: Valuation allowance                                  (1,226, 935)                 (934,448)
                                                                                                              ---------------            --------------

                                       Net deferred tax asset                                     $               --              $              --

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

Operating Results

Three Months Ended June 30, 2009 as compared to Three Months Ended June 30, 2008 Results of Operations:

Net sales

Net sales totaled $13909,599 728,679 for the three months ended June 30, 2009, as compared to $36711,073752 ,014 for the same period in 2008, or a decrease of 495%. Home Builders Research reported that new home sales remain down in Las Vegas and the year to date 2009 metro Phoenix housing market continues at a pace below that of last year and permit activity is down as well. Our revenue is derived from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona and has resulted in reduced sales level and gross margin.

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

Six Months Ended June 30, 2009 as compared to Six Months Ended June 30, 2008 Results of Operations:

Net sales

Net sales totaled $3,728,679 for the six months ended June 30, 2009, as compared to $6,752,014 for the same period in 2008, or a decrease of 45%. Home Builders Research reported that new home sales remain down in Las Vegas and the year to date 2009 metro Phoenix housing market continues at a pace below that of last year and permit activity is down as well. Our revenue is derived from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona and has resulted in reduced sales level and gross margin.

Cost of sales

Cost of sales, including all installation expenses, during the six months ended June 30, 2009 was 87.2% of net sales, as compared to 86.2% in 2008. We are anticipating competition to increase and downward pressure on our gross margin during the next year as current and potential competitors seek new revenue streams.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2009 were $1,323,179 or 35.5% of net sales as compared to $2,079,869 or 30.8% of net sales during the same period of the prior year. Selling, general and administrative expenses decreased by $756,690 for the six month period ending June 30, 2009 versus the six month period ending June 30, 2008. Our Chief Executive Officer and Chief Operating Officer, who together own approximately 75% of the outstanding shares of common stock, have current salaries of $250,000 per year, reduced from $500,000 per year each during the prior period. The remainder of the reductions are the result of general reductions in staff due to the lower volume of business.

Provision for income taxes

We recorded no provision for income tax expense ( benefit) for the three and six months ended June 30, 2009, because of concerns regarding the potential realization of the benefits of the tax loss.

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

We are also participating in an on-going dispute with our former Chief Financial Officer, who resigned in March 2008, as provided in the contract under which he was employed. We have also filed a separate legal proceeding seeking damages from the former CFO in a state court in Las Vegas and the state court has stayed all further arbitration proceedings pending a resolution of the claims in the state court.. Neither the arbitration nor the legal proceeding is expected to have a material effect on our financial results.

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

Item 5. Other Information

None

Item 6. Exhibits

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES:

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 5, 2009

American Post Tension, Inc.

(Registrant)

By:      /s/ Edward Hohman

------------------------------

Edward Hohman
President and Chief Executive

Exhibit Index

Exhibit No.       Description

31.1      Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2.     Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1     Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2      Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.