Form 10-Q
period 2009-09-30
AMERICAN POST TENSION, INC.
filed 2009-11-23
CIK 1205332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
                               (Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                            Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                    Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

                                          Large accelerated filer [   ]                                                                                   Accelerated filer                      [   ]
                          Non-accelerated filer   [   ]                                                                                   Smaller reporting company   [ X]
                                 (Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                      Yes [  ] No [ X]

As of November 15, 2009, the registrant had 34,366,600 shares of Common Stock  ($0.0001 par value) outstanding.

    Certification of Chief Executive Officer Pursuant to Section 302

    Certification of Principal Financial and Accounting Officer Pursuant to Section 302

    Certification of Chief Executive Officer Pursuant to Section 906

    Certification of Principal Financial and Accounting Officer Pursuant to Section 906

i

PART 1.  FINANCIAL INFORMATION.
Item 1.  Financial Statements.
AMERICAN POST TENSION, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$347,926	$472,280
Accounts receivable, net of $75,000 allowance for doubtful accounts	1,735,076	1,402,819
Inventory	581,785	646,033
Prepaid expenses	35,678	10,427
Total current assets	2,700,465	2,531,559

Property and equipment net of accumulated depreciation of $1,552,848 and $1,427,759	739,228	848,790
Other assets	612	11,230
TOTAL ASSETS	$3,440,305	$3,391,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$787,734	$120,345
Taxes payable	634	1,468
Line of credit	1,068,446	840,000
Loan payable	11,417	--
Total current liabilities	1,868,231	961,813
Long-term liabilities	--	--
TOTAL LIABILITIES	$1,868,231	$961,813
Shareholders’ equity
Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued	$--	$--
Common stock, par value $0.001, 50,000,000 shares authorized and 34,366,600 shares issued and outstanding	3.436	3,436
Additional paid-in capital	5,174,707	5,174,707
Retained earnings (deficit)	(3,606,069)	(2,748,377)
TOTAL SHAREHOLDERS’ EQUITY	$1,572,074	$2,429,766
TOTAL LIABILITIES AND CAPITAL	$3,440,305	$3,391,579

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN POST TENSION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2009 and 2008
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30
	2009 2008		2009 2008
INCOME
Sales	$2,386,219	$3,499,340	$6,114,898	$10,251,355
Cost of sales	1,721,240	3,127,389	4,971,838	8,950,132
GROSS MARGIN	664,979	371,951	1,143,060	1,301,223
EXPENSES
General and administrative:	645,398	925,866	1,973,693	3,005,735
INCOME (LOSS) FROM OPERATIONS	$19,581	$(553,915)	$(830,633)	$(1,704,512)
Other income and expenses:
Other income, net	122	3	2,103	3
Interest income (expenses) net	(11,895)	(18,661)	(29,162)	(805)
Total other income and expenses	(11,773)	(18,658)	27,060	(802)
NET INCOME (LOSS) BEFORE INCOME TAX	$7,808	$(572,573)	$(857,692)	$(1,705,314)
Provision for income tax	--	--	--	(131,067)
NET INCOME (LOSS)	$7,808	$(572,573)	$(857,692)	$(1,574,247)

Net income (loss) per share- basic and diluted	$0.00	$(0.02)	$(0.02)	$(0.05)

Weighted average common shares outstanding
Basic	34,366,600	34,366,600	34,366,600	34,316,782
Diluted	34,366,600	34,366,600	34,366,600	34,316,782

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN POST TENSION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For The	For The
9 Months Ended	9 months Ended
September 30,	September 30,
2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(857,692)	$(1,574,247)
Depreciation and amortization	125,089	134,029
Adjustments to reconcile net loss to net cash used by operations:
Stock issued for services	--	4,000
Stock issued for accrued compensation	--	2,916
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(332,257)	(364,431)
Inventory	64,248	(1,520,469)
Prepaid expenses and other assets	(25,251)	69,414
Deferred tax asset	--	(131,067)
Taxes payable
Increase (decrease) in:	(834)	--
Accounts payable and accrued expenses	667,389	494,836
Other assets	10,618	--
NET CASH USED BY OPERATING ACTIVITIES	(348,690)	(2,885,019)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(15,527)	(13,102)
NET CASH USED BY INVESTING ACTIVITIES	(15,527)	(13,102)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in loans payable	11,417	2,261,062
Increase in line of credit	228,446	(185,085)
NET CASH FROM FINANCING ACTIVITIES	239,863	2,075,977

NET CASH INCREASE (DECREASE) FOR PERIOD	$(124,354)	$(822,144)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$472,280	$1,206,064
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$347,926	$383,920

SUPPLEMENTAL DISCLOSURES:
Interest paid	$32,715	$21,799
Income taxes paid	$--	$--

        The accompanying notes are an integral part of these consolidated financial statements

AMERICAN POST TENSION, INC.
NOTES TO THE UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 1: BASIS OF PRESENTATION OF INTERIM PERIOD FINANCIAL STATEMENTS

  The accompanying unaudited consolidated financial statements of the Company at September 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles ‘GAAP’) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the periods ended September 30, 2009 and 2008 presented are not necessarily indicative of the results to be expected for the full year.

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

Fair Value of Measurements

The Company follows accounting guidance relating to fair value measurements. This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

Level 2 – inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

Level 3 – unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

AMERICAN POST TENSION, INC.
NOTES TO THE UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 1: BASIS OF PRESENTATION OF INTERIM PERIOD (continued)

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the unobservable inputs.

The carrying value of the Company's outstanding line of credit approximates fair value based on Level 2 inputs.

Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). The Codification became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification did not change GAAP but reorganizes the literature. The Codification is effective for interim and annual periods ending after September 15, 2009, and the Company adopted the Codification during the three months ended September 30, 2009.

In August 2009, the FASB issued authoritative guidance regarding accounting and disclosures related to the fair value measurement of liabilities.  The new guidance establishes valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available.  Additionally, it clarifies appropriate valuation techniques when restrictions exist that prevent the transfer of liabilities measured at fair value.  Finally, it provides further guidance on the classification of liabilities measured at fair value within the fair value hierarchy.  The new guidance is effective for interim periods ending after August 26, 2009.  The adoption of the guidance did not have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued authoritative guidance on subsequent events. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009. The adoption of the guidance did not have an impact on the Company’s  results of operations or financial position.

In April 2009, the FASB issued guidance regarding the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The new guidance provides for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity.  Additionally, the new guidance identifies circumstances that indicate a transaction is not orderly. The new guidance requires interim disclosures of the inputs and

AMERICAN POST TENSION, INC.
NOTES TO THE UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 1: BASIS OF PRESENTATION OF INTERIM PERIOD (continued)

valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs.   The guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively.  The adoption of the guidance did not have a material impact on the Company’s results of operations or financial position.

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

In April 2009, the FASB issued guidance requiring companies to disclose information about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements.  Prior to this guidance, fair value for these assets and liabilities was only disclosed annually.  The guidance requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments.  The new guidance is effective for interim periods ending after June 15, 2009.  In periods after initial adoption, the guidance requires comparative disclosures only for periods ending after initial adoption.  The adoption of the new guidance did not have a material impact on the Company’s results of operations or financial position.

  The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Note 2 ACCOUNTS RECEIVABLE

  Accounts receivable are summarized as follows:

	September 30, 2009	December 31, 2008
Accounts receivable	$1,810,076	$1,477,819
Allowance for doubtful accounts	(75,000)	(75,000)
Net amount	$1,735,076	$1,402,819

AMERICAN POST TENSION, INC.
NOTES TO THE UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 2 ACCOUNTS RECEIVABLE  (continued)

No change has been made to the allowance for doubtful accounts of $75,000 as the actual loss has been less than $50,000 for the nine months ended September 30, 2009.

Note 3: RELATED PARTY TRANSACTIONS

  The Company leases substantially all of its office, maintenance and warehouse facilities from entities that are owned and/or controlled by Ed Hohman, President, and John Hohman, Chief Operating Officer, who are the Company’s principal shareholders. Rents were paid or accrued in favor of the shareholders in the amount of $60,000 and $120,000 during the three and nine months ended September 30, 2009, respectively and $62,040 and $186,120 during the three and nine months  ended September 30, 2008.

Note 4: SHAREHOLDER LOANS AND LONG TERM DEBT

During the year ended December 31, 2008, the Company entered into a line of credit agreement with the Bank of Nevada in the total amount of $1,700,000, which is guaranteed by our principal officers, Edward Hohman and John Hohman and secured by assets of the Company. This line, which carries an interest rate of 6% on outstanding balances, had $1,068,446 outstanding on it at September 30, 2009. The line matured on July 24, 2009 and was renewed for another year.

Note 5: INCOME TAXES

  The Company accounts for income taxes in accordance with accounting standards for Accounting for Income Taxes which require the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. Additionally, the standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Prior to 2003, the Company and its stockholders elected to be taxed under subchapter S of the Internal Revenue Code. As a result, all income and losses were reported by the Company’s stockholders. The following is a reconciliation of income taxes computed using the statutory Federal rate to the income tax expense in the financial statements for September 30, 2009.

Income tax provision at the federal statutory rate             34%
Effect of operating losses                                                    (34)%

As of September 30, 2009, the Company has net operating losses for Federal income tax purposes totaling approximately $3,606,069, which expire in 2029. The following is a schedule of deferred tax assets as of September 30, 2009 and December 31, 2008:

AMERICAN POST TENSION, INC.
NOTES TO THE UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 5: INCOME TAXES (continued)
	September 30, 2009	December 31, 2008
Net operating loss	$3,606,069	$2,748,377
Future tax benefit at 34%	1,226,063	934,448
Less: Valuation allowance	(1,226,063)	(934,448)
Net deferred tax asset	$--	$--

The valuation allowance changed by $291,615 during the nine months ended September 30, 2009.

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

The Company has adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax positions through September 30, 2009. The Company’s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.

Note 6:  EQUITY

There were no shares issued during the quarter ended September 30, 2009. The only change in shareholders' equity during the nine months ended September 30, 2009 was the net loss for the period.

Note 7:  SUBSEQUENT EVENTS

Management has evaluated the effect that subsequent events would have on the financial statements through the date these financial statements were issued on November 23, 2009 and has concluded that there are no such subsequent events which would have a material effect on these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 discusses financial projections, information or expectations about our products, services, or markets, or otherwise makes statements about future events or statements regarding the intent, belief or current expectations of American Post Tension, Inc. and its subsidiary (collectively the ‘Company’), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Forward-looking statements are typically identified by the words ‘believes,’ ‘expects,’ ’anticipates,’ and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the pace of residential construction in our geographic markets, changes in mortgage interest rates, prices and availability of raw materials and supplies, our ability to locate, acquire, pay for, and integrate other businesses that complement ours, our ability to expand our business into the commercial construction field, our ability to attract and retain qualified personnel if and as our business grows, and risks associated with our stock being classified as a ‘penny stock.’ We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise, except as required by law.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q, as well as the risk factors included in our Form 10-K filed for the year ended December 31, 2008.

Operating Results

Three Months Ended September 30, 2009 as compared to Three Months Ended September 30, 2008 Results of Operations:

Net sales

  Net sales totaled $2,386,219 for the three months ended September 30, 2009, as compared to $3,499,340 for the same period in 2008, or a decrease of 32%. Home Builders Research reported that new home sales remain down in Las Vegas and the year to date 2009 metro Phoenix housing market continues at a pace below that of last year and permit activity is down as well. Our revenue is derived from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona  and has resulted in reduced sales levels.

Cost of sales

  Cost of sales, including all installation expenses, during the three months ended September 30, 2009 was 72.1% of net sales, as compared to 89.4% in 2008. Our gross margin for the three months ended September 30, 2009 was $664,979, compared to $ 371,951 for the prior period, an increase of 78.8 percent.  This reflects the results of our continuing efforts to reduce our costs of labor, materials and supplies over the past two years.

Selling, general and administrative expenses

 Selling, general and administrative expenses for the three months ended September 30, 2009 were $645,398 or 27.0% of net sales as compared to $925,866 or 26.5% of net sales during the same period of the prior year. Selling, general and administrative expenses decreased by $280,468 for the three month period ending September 30, 2009 versus the three month period ending September 30, 2008 due to general reductions in staff and related operating expenses due to the lower volume of business.

Net profit

For the three months ended September 30, 2009, we earned a net profit after tax of $7,808, compared to a loss of $(572,573) for the same period in 2008, an increase of 101.4%.

Nine Months Ended September 30, 2009 as compared to Nine Months Ended September 30, 2008 Results of Operations:

Net sales

 Net sales totaled $6,114,898 for the nine months ended September 30, 2009, as compared to $10,251,355 for the same period in 2008, or a decrease of 40.4%. Home Builders Research reported that new home sales remain down in Las Vegas and the year to date 2009 metro Phoenix housing market continues at a pace below that of last year and permit activity is down as well. Our revenue is derived from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona and has resulted in reduced sales levels.

Cost of sales

  Cost of sales, including all installation expenses, during the nine months ended September 30, 2009 was 81.3% of net sales, as compared to 87.3% in 2008.

Selling, general and administrative expenses

 Selling, general and administrative expenses for the nine months ended September 30, 2009 were $1,976,693 or 32% of net sales as compared to $3,005,735 or 28.7% of net sales during the same period of the prior year. Selling, general and administrative expenses decreased by $1,032,042 for the nine month period ending September 30, 2009 versus the nine month period ending September 30, 2008. Our Chief Executive Officer and Chief Operating Officer, who together own approximately 75% of the outstanding shares of common stock, have current salaries of $250,000 per year, reduced from $500,000 per year each during the first six months of the prior period.  The remainder of the reductions are the result of general reductions in staff due to the lower volume of business.

Net loss

For the nine months ended September 30, 2009, we incurred a net loss of $(857,692) compared to a net loss of $(1,574,247) for the nine months ended September 30, 2008, a decrease of 55%

Provision for income taxes

 We recorded no provision for income tax expense or benefit for the three and nine months ended September 30, 2009, because of concerns regarding the potential realization of the benefits of the tax loss.

Liquidity and Capital Resources

We have historically met our capital requirements through profits generated from operations and/or borrowings on our line of credit with Bank of Nevada which was extended to July 2010. Our cash balance decreased $124,354 from $472,280 at December 31, 2008 to $347,926 at September 30, 2009. This decrease was primarily attributed to cash flow uses of $857,692 from the net loss and $332,257 from the increase in accounts receivable, which were offset by cash flow sources of $228,446 from line of credit advances, $667,389 from accounts payable increases, $64,248 from inventory decreases, and $125,088 from non cash depreciation.

In our opinion, available funds will satisfy our capital requirements for the next 12 months. However, we may need to borrow additional amounts on our $1.7 million line of credit.

Off-Balance Sheet Arrangements

None

Going Concern

Our ability to continue as a going concern is dependent upon us achieving profitable operations and generating positive cash flows. Due to the current state of residential housing in our target markets, the level of current operations may not sustain our expenses and we may have to borrow additional funds to meet our cash needs. These factors, among others, could affect our ability to continue as a going concern.

Critical Accounting Policies

The accounting policies that we follow are set forth in the notes to our financial statements. The preparation of these financial statements requires us to make estimates on an on going basis, including those related to uncollectible accounts receivable, inventories, contingencies and litigation, and income tax valuation allowances. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and those differences could be material.

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

(b) Changes in Internal Control over Financial Reporting.

 During the quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

 We have been involved in various legal and governmental proceedings incidental to our continuing business operations. As of September 30, 2009 there were no continuing legal suits or any known pending litigation related to claimed construction defects as a result of services and products provided to our customers.

 On October 26, 2007, the District Council of Iron Workers of the State of California and Vicinity (‘Ironworkers’) filed a charge with the National Labor Relations Board alleging that Post Tension of Nevada, Inc. engaged in unfair labor practices in its Phoenix operations. The General Counsel of the Board issued a complaint and notice of hearing based on this charge alleging that Post Tension committed certain unfair labor practices and that the employees had engaged in an unfair labor practice strike. A hearing on this matter was held and the Administrative Law Judge held that a strike by employees was an unfair labor practice strike. We are now waiting to determine what periods are covered in the settlement of the issue and estimate that approximately $30,000 in back wages are due.

We are also participating in an on-going arbitration dispute with our former Chief Financial Officer, who resigned in March 2008, as provided in the contract under which he was employed. We have also filed a separate legal proceeding seeking damages from the former CFO in a state court in Las Vegas. Trial of the state court action is now scheduled for June, 2010, and the arbitration proceeding has been stayed pending the results of the state court action. Neither the arbitration nor the legal proceeding is expected to have a material effect on our financial results.

ITEM 1A. Risk Factors

 Investing in our common stock involves a high degree of risk. Certain of the risks related to an investment in our common stock were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, under Item 1A, ‘Risk Factors’ which is hereby incorporated into this report by this reference. You should carefully consider those risk factors, as well as the following additional risk factors and other information in this report, before deciding whether to invest in shares of our common stock. The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona and has resulted in significantly reduced sales and gross margin. Our revenue is derived primarily from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The recent downturn in residential construction in Las Vegas, Nevada and Phoenix, Arizona has resulted in a significant reduction in our revenues for the three-month period ended September 30, 2009. We cannot predict whether or when residential construction activity will rebound in those markets. Prolonged sluggishness in residential construction, however, can be expected to continue to have a negative impact on our revenues and earnings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no issuances of stock during the quarter ended September 30, 2009.

Item 3. Defaults upon Senior Securities

 There were no defaults upon senior securities during the three month or nine month periods ended September 30, 2009.

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

 November 23, 2009

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