Form 10-K
period 2009-12-31
AMERICAN POST TENSION, INC.
filed 2010-04-15
CIK 1205332

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009
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
Yes [ ] No [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2009 was $742,319. The number of shares outstanding of the registrant’s of common stock on March
15, 2010 was as follows:

Common stock (par value $0.0001 per share) 34,366,600 shares.

AMERICAN POST TENSION, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009
TABLE OF CONTENTS
                                                             Page No.

PART I

Item 1.  Business ... 1

Item 1A. Risk Factors...  3

Item 1B. Unresolved Staff Comments ...  11

Item 2. Properties ... 11

Item 3. Legal Proceedings ... 11

Item 4. Submission of Matters to a Vote of Security Holders ... 12

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and
Issuer Purchases of Equity Securities ... 12

Item 6. Selected Financial Data ... 13

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ... 13

Item 8. Financial Statements and Supplementary Data ... 16

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ... 17

Item 9A. Controls and Procedures ... 19

Item 9B. Other Information ... 19

PART III

Item 10. Directors and Executive Officers of the Registrant ... 19

Item 11. Executive Compensation ... 21

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters... 22

Item 13. Certain Relationships and Related Transactions and Director Independence ... 23

Item 14. Principal Accountant Fees and Services ... 24

PART IV

Item 15. Exhibits and Financial Statement Schedules ... 24

      Signatures ...   25

i

Forward-Looking Information

     This Annual Report on Form 10-K contains ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘Securities Act’), and Section 21E of the Securities Exchange Act of 1934, as
amended (the ‘Exchange Act’). All statements in this Annual Report other than statements of historical fact are forward-looking statements’ for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as ‘may,’ ‘will,’ ‘expects,’ ‘believes,’ ‘plans,’ ‘estimates,’ ‘potential,’ or ‘continue,’ or the negative thereof or other and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’ generally, and specifically therein under the captions ‘Liquidity and Capital Resources’ and ‘Risk Factors’ as well as elsewhere in this Annual Report on Form 10-K. All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

PART I
ITEM 1. BUSINESS

General

     The company was originally formed as Magic Communications, Inc. (‘Magic’) as a New York corporation on January 16, 1997 and reincorporated as a Delaware corporation in November 2002. Post Tension of Nevada (‘PTNV’) was established in 1987 in the Las Vegas area. PTNV was one of the largest slab-on-grade contractors serving the western United States. PTNV and a full service post tension contractor.  On April 12, 2007, Magic entered into a Merger Agreement with PTNV and PTNV Acquisition Corp., a Florida corporation and a wholly-owned subsidiary of Magic (‘Acquisition Corp.’). The Merger Agreement provided that Acquisition Corp. would merge with and into PTNV (the ‘Merger’). As a result of the Merger, PTNV became a wholly-owned subsidiary of Magic. Each outstanding share of PTNV common stock was converted into the right to receive 10,160.064 shares of Magic’s common stock and the PTNV stockholders received, in a tax-free exchange, 90 percent of the resulting shares of Magic common stock. After the Merger, Magic changed its name to American Post Tension, Inc. (‘APTI’ on September 24, 2007. Further references to the Company include APTI and its wholly-owned subsidiary, PTNV.

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

Markets and Marketing

     Each year the Company installs millions of square feet of post tension foundations from four full-service offices: Las Vegas, NV (corporate headquarters); Phoenix, AZ; Tucson, AZ; and Denver, CO. We offer a full turn-key service to our customers, a concept new to the post tension industry. We are a well known and respected company with high saturation throughout the western United States. Within the residential housing markets of Las Vegas, Nevada and Phoenix, Arizona, we have a 70% market share and an 80% market share in Denver, Colorado and Tucson, Arizona. In 1994, we became the first company to provide post tension services in Arizona. Residential construction accounts for the majority of our slab-on-ground revenues, while commercial construction is much smaller at this time. We expanded our commercial workforce in 2008 by hiring additional salespeople and draft engineers. Starting in Las Vegas, we are attempting to generate sales in the high rise market, which is expected to see $10 billion of new construction on the Las Vegas Strip in the next five years. We can provide no assurance, however, that we will be successful in obtaining a significant, or any, market share in the commercial construction market.

Industry

     Today, a post-tension slab costs no more than rebar; in some instances, even less. Post tensioning retards unwanted expansion movement and settling that can damage interior and exterior walls. Post tension designs disburse the load throughout the slab, not only on perimeter or load-bearing walls. Post tensioning is an excellent solution for expansive soils. A post tension slab can be used anywhere a rebar slab is used. It’s the effective, economical solution wherever there is a need to control cracking, deflection and shifting. For more than 30 years, post tension has demonstrated excellent performance, especially in poor soil, which is common in most regions of the country. A post tension slab starts with high-strength steel strand cable installed in a grid pattern according to plans. Once the concrete has cured, the cables are ‘tensioned’ or stressed, which pulls the slab into a state of constant compression. The result is a reinforced concrete ‘floating’ slab that controls cracking, shifting and deflection more effectively and economically than any other process. We purchase raw cable, anchors, rebar, wedges, stressing equipment and parts, splice chucks, end protectors, dead-end spacers, and pocket forms from a small number of high quality suppliers. Our relationship with our suppliers is excellent.

     In addition to the slab-on-grade (‘SOG’) post-tensioning products and services described above, we also provide materials to our customers on a freight-on-board (‘FOB’) basis so the buyer assumes the responsibility for the shipment and shipping charges of the materials purchased from us. Today, we offer this service to clients in Utah and California. Our plans are to attempt to expand the reach of our FOB business, although we cannot provide any assurance that we will be able to increase this segment of our business in accordance with our plans, if at all. It is our intention to expand our presence in this market segment by expanding our workforce and marketing to this potential customer base as well as acquiring other companies with an existing presence in this market. At this time, we have no definitive plans to acquire any other businesses, and we cannot provide assurances that we will be able to acquire businesses in this area on terms that are favorable to us.

     We have a reputation for providing superior services to our clients. Some clients have been depending on us for 20 years, though there are no long term contracts with them.

Competition

     Our competition in supplying full-service post tension technology and FOB service to the target markets consists primarily of other post tension companies located in the United States, some of which are owned by European companies. We believe that we are the largest domestic owned post tension company in the United States. Other smaller domestic companies have no distinct advantage, other than geographic location, over us. The two largest international companies of which we are aware have more completed high rise projects, but we do not believe that will significantly diminish our ability to provide full service to similar projects in the future.

     Of the 25 companies that belong to the Post Tensioning Institute, we are the third largest. Our two main competitors are Suncoast Post Tension, a Keller Company, and DSI (Dywidag-Systems International), both owned by European companies. Regionally, there are a handful of firms that provide similar services. Throughout the entire United States there are approximately 40 companies like us. It is well known throughout the industry that both Suncoast and DSI are able to handle larger high rise projects but struggle in the SOG market because we offer labor as part of the total service and the others offer only materials. When they compete in our markets they have to add the labor to be competitive from a service perspective.

Organization/Employees

     All subsidiaries and operating units operate independently with respect to daily operations. Operating decisions must be approved by the business unit and/or corporate senior management. At December 31, 2009, we employed approximately 95 people with 6 at Corporate, and Operations consisting of 33 in Las Vegas, 28 in Phoenix, Arizona, 23 in Tucson, Arizona, 5 in Denver, Colorado and 7 in Commercial. Our operational employees in Las Vegas, excluding management, are represented by the Laborers International Union of  North America, Local 782. We consider our employee and contractor relations to be satisfactory. The number of employees we have at each location is dependent upon the sales volume. Because our business in cyclical and seasonal in nature, we have and will continue to experience swings in the number of employees we have. The table below presents our sales levels and the number of employees by quarter to give the reader a better understanding of our employment swings.

                                               First                        Second                                   Third                                Fourth
2009
Revenue                           $1,819,080                 $1,909,599                             $2,386,219                      $1,832,837
Employees                                     71                               64                                           90                                   95

 2008
Revenue                          $3,040,941                  $3,711,073                            $3,499,340                       $1,924,829
Employees                                    89                               105                                       115                                     87

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

       -  Federal and state income tax provisions, including provisions for the deduction of mortgage interest payments;

       -  Housing demand;

       -  The supply of available new or existing homes and other housing alternatives, such as apartments and other rental residential property;

       -  Employment levels and job and personal income growth; and

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

     Reflecting these demand and supply trends, we, like many other companies with significant operations related to the residential home building market, experienced a large drop in net new orders, slower price appreciation and a reduction in our margins. We can provide no assurances that the homebuilding market will improve in the near future, and it may weaken further. Continued weakness in the homebuilding market would have an adverse effect on our business and our results of operations as compared to those of earlier periods. f new home prices decline, interest rates increase or there is a downturn in the economy, some homebuyers may cancel their home purchases because the required deposits are small and generally refundable, resulting in a negative impact on our customers.

     Home purchase contracts typically require only a small deposit, and in many states, the deposit is fully refundable at any time prior to closing. If the prices for new homes decline, interest rates increase or there is a downturn in local, regional or the national economy, home builders may increase sales incentives so homebuyers have financial incentive to terminate their existing home purchase contracts with our customers in order to negotiate for a lower price elsewhere or to explore other options. In 2009, many large homebuilders experienced a large increase in the number of cancellations, in part because of these reasons. Additional cancellations could have an adverse effect our customers and thus on our business and our results of operations.

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

     We are highly dependent on the residential home construction market in Las Vegas, Nevada; Phoenix, Arizona; and Tucson, Arizona. In recent years, historically low interest rates and the increased availability of specialized mortgage products, including mortgage products requiring no or low down payments, and interest-only and adjustable rate mortgages, have made home buying more affordable for a number of customers. Increases in interest rates or decreases in the availability of mortgage financing or of certain mortgage programs have lead to higher down payment requirements or monthly mortgage costs, or both, and have therefore reduced demand for residential housing.

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

•	The amount of our debt could have important consequences. For example, it could:

•	limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to the payment of our debt and reduce our ability to use our cash flow for other purposes;

•	impact our flexibility in planning for, or reacting to, changes in our business; and

•	make us more vulnerable in the event of a downturn in our business or in general economic conditions.

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

       - the extent of our competitors’ responsiveness to client needs.

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

     Reliance on internally generated cash or debt to finance our operations or complete business expansion efforts could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to use shares of common stock to consummate expansions will depend on our market value from time to time and the willingness of potential sellers to accept it as full or partial payment. Using shares of common stock for this purpose also may result in significant dilution to our then-existing stockholders. To the extent that we are unable to use common stock to make future expansions, our ability to grow through expansions may be limited by the extent to which we are able to raise capital for this purpose through debt or equity financings. No assurance can be given that we will be able to obtain the necessary capital to finance a successful expansion program or our other cash needs. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of any expansion. In addition to requiring funding for expansions, we may need additional funds to implement our internal growth and operating strategies or to finance other aspects of our operations. Our failure to (i) obtain additional capital on acceptable terms, (ii) use internally generated cash or debt to complete expansions because it significantly limits our operational or financial flexibility, or (iii) use shares of common stock to make future expansions, may hinder our ability to actively pursue any expansion program we may decide to implement.

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

       - limited availability of freely-tradable ‘unrestricted’ shares of our common stock to satisfy purchase orders and demand;

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

     Although we plan on applying for listing of our common stock on a national market, such as the NASDAQ Capital Market or the American Stock Exchange, once we meet the qualifications, there can be no assurance that our initial listing application will be granted, when the required listing criteria will be met or when, or if, our application will be granted. Thereafter, there can be no assurance that trading of our common stock on such market will be sustained or desirable. At the present time, we do not qualify for certain of the initial listing requirements of the NASDAQ Capital Market or the American Stock Exchange. In the event that our common stock fails to qualify for initial or continued inclusion, our common stock would remain quoted on the OTC Bulletin Board or become quoted in what are commonly referred to as the ‘pink sheets.’ Under such circumstances, it may be more difficult to dispose of, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain investors, such as financial institutions and hedge funds.

We have issued substantial amounts of stock in private placements and if we inadvertently failed to comply with the applicable securities laws, ensuing rescission rights or lawsuits would severely damage our financial position.

     The securities offered in our private placements (specifically shares issued prior to, or contemporaneously with, the merger agreement completed between us and Post Tension of Nevada, Inc.) were not registered under the Securities Act or any state ‘blue sky’ law in reliance upon exemptions from such registration requirements. Such exemptions are highly technical in nature and if we inadvertently failed to comply with the requirements or any of such exemptive provisions, investors would have the right to rescind their purchase of our securities or sue for damages. If one or more investors were to successfully seek such rescission or prevail in any such suit, we would face severe financial demands that could materially and adversely affect our financial position. Financings by the issuance of private placements in the future that may be available to us under current market conditions may involve sale or issuance of stock at prices below the prices at which our common stock currently is reported on the OTC Bulletin Board or exchange on which our common stock may in the future be listed.

Our common stock may be deemed a ‘penny stock’, which would make it more difficult for our investors to sell their shares.

     Our common stock may be subject to the ‘penny stock’ rules adopted under Section 15(g) of the Securities Exchange Act of 1934, which we refer to as the ‘Exchange Act.’ The penny stock rules apply to non-NASDAQ listed companies whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers, who trade penny stock to persons other than ‘established customers’ complete specified documentation, make suitability inquiries of investors and provide investors with specified information concerning trading in the security, including a risk disclosure document and quote information under some circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in these securities is limited. If we remain subject to the penny stock rules for any significant period, that could have an adverse effect on the market for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Risks Relating to Our Company

The success of our business depends on the continuing contributions of Edward Hohman, our Chairman and Chief Executive Officer and John Hohman, our Chief Operating Officer, and other key personnel who may terminate their employment with us at any time, and we will need to hire additional qualified personnel.

     We rely heavily on the services of Edward Hohman, our Chairman and Chief Executive Officer, John Hohman, our Chief Operating Officer, as well as several other management personnel. Loss of the services of any of such individuals would adversely impact our operations. None of our key personnel are party to any employment agreements with us and management and other employees may voluntarily terminate their employment at any time. We do not currently maintain any ‘key man’ life insurance with respect to any of such individuals.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     This Item is not applicable.

ITEM 2. PROPERTIES

     Our corporate headquarters are located at 1179 Center Point Drive, Henderson, Nevada 89074, where we lease 16,000 square feet of office and warehouse space. We lease 8,800 square feet of office and warehouse space at 2419 S. 49th Street, Phoenix, Arizona 85043; 6,000 square feet of office and warehouse space at 1441 W. Miracle Mile, Tucson, Arizona 85705, and 6,400 square feet of office and warehouse space at 9685 E. 102nd Avenue, Henderson, CO 80640 for our regional offices. The four previously mentioned locations are leased from Edward Hohman, our Chairman and Chief Executive Officer, and John Hohman, our Chief Operating Officer or entities owned or controlled by them. Edward Hohman and John Hohman are the Company’s principal shareholders. Rents were paid or accrued in favor of the shareholders, under one year operating leases with options to renew for an additional year, in the amount of $240,160 and $248,160 for the Year ended December 31, 2009 and 2008.

ITEM 3. LEGAL PROCEEDINGS

     We have been involved in various legal and governmental proceedings incidental to our continuing business operations. As of December 31, 2009, however, there were no continuing legal suits or any known pending litigation related to claimed construction defects as a result of services and products provide to our customers.

     On October 26, 2007, the District Council of Iron Workers of the State of California and Vicinity (‘Ironworkers’) filed a charge with the National Labor Relations Board alleging that Post Tension of Nevada, Inc. had engaged in unfair labor practices in its Phoenix operations. The General Counsel of the Board issued a complaint and notice of hearing based on this charge alleging that Post Tension committed certain unfair labor practices and that the employees had engaged in an unfair labor practice strike. A hearing on this matter was held and the Administrative Law Judge held that a strike by employees was an unfair labor practice strike. All matters relating to this matter are now resolved and we paid a small amount in back wages as a result.

     We were also participating in an on-going arbitration dispute with our former Chief Financial Officer, who resigned in March 2008, as provided in the contract under which he was employed. We also filed a separate legal proceeding seeking damages from the former CFO in a state court in Las Vegas. Both the arbitration and the litigation have now been resolved and we paid $30,000 in compensation due under the contract.

     There are no legal disputes involving a labor organization at our Henderson, Nevada location. Laborers’ Local 782 which had been recognized as the representative of the field and shop employees at the Henderson location and PTNV and Local 782 bargained for a collective bargaining contract, which was signed and has now expired. There are no charges pending before any administrative agency concerning this bargaining relationship and the bargaining relationship ended voluntarily in 2009.  There are no unions currently representing any of our employees.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the fourth quarter of 2009.

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

     The table below sets forth, for the quarterly periods indicated, the range of high and low closing prices and cash dividends declared per quarter:

                                                                                                                                                                             2009                                                                                                                                                          2008
                                                                  High                                                Low                                         Dividends                                          High                                                Low                                                  Dividends
1st Quarter	$0.05	$0.02	$0.00	$ 0.40	$0.20	$0.00
2nd Quarter	$0.13	$0.03	$0.00	$ 0.20	$0.12	$0.00
3rd Quarter	$0.12	$0.09	$0.00	$0.24	$0.04	$0.00
4th Quarter	$0.12	$0.07	$0.00	$0.07	$0.02	$0.00

     As of March 31, 2009, there were approximately 116 holders of record of our common stock. We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our Board of Directors. We did not repurchase any shares that were outstanding and we have no Treasury Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table summarizes our equity compensation plans in effect as of December 31, 2009:

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
                                                                               Number of Securities to be                                  Weighted-average                      Future Issuance Under
                                                                                Issued Upon Exercise of                                      Exercise Price of                         Equity Compensation
                                                                                   Outstanding Options,                                   Outstanding Options,               Plans (Excluding Securities
                                                           Warrants and Rights                                     Warrants and Rights                   Reflected in Column(a))
Equity compensation plans
approved by stockholders                                                     none                                                      $             n/a                                       none

Equity compensation plans
not approved by stockholders                                           100,000(1)                                                  $           1.00                                       1,500,000(2)
                                                                                               -------------                                                              ---------                                  -----------------
Total                                                                                       100,000(1)                                                  $           1.00                                        1,500,000(2)

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     We did not purchase any outstanding shares of our stock during 2009.

     Because John Hohman and Edward Hohman are deemed to be ‘affiliated purchasers,’ as defined in SEC rules, any purchases by them would be aggregated with Company purchases for reporting purposes.  Neither of them purchased any shares during 2009.

ITEM 6. SELECTED FINANCIAL DATA

This item is not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Year Ended December 31, 2009 as compared to Year Ended December 31, 2008

     The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of our net sales:

                                                                                                      Year Ended
                      December 31,
                                                                         2009%                       2008%
                                                                              --------------             -------                  --------------                  - ------
Net sales                                                                $   7,947,735     100.0%                $  12,176,183                100.0%

Cost of sales	7,020,400	88.3% 11,114,864	91.3%
  ---------------    ----------                 ---------------                 ---------
Gross profit                                                                  927,335       11.7%                       1,061,319              8.7%

Operating Expenses:
Selling, general and administrative                       2,747,404       34.6%                       3,894,990                   32.0%
                                                                   -               -------------     ---------                   ----------------               ----------
Loss from operations                                             (1,820,069)     (22.9%)                   (2,833,671)                (23.3)%
   --------------     ---------                  ----------------              ----------
Other income (expense)
Interest income (expense), net                                   (43,138)     (0.5%)                          (10,807)             (0.1)%
Loss from disposal of property and equipment      (19,950)     (0.3%)                           --                              --
Other income (expense), net                                             680          --                               245,205                    2.0%
                                                                                    --------------    -----------                 ----------------            -----------
Total other income (expense)                                    (62,408)      (0.8%)                          234,398               1.9%
                                                                                    --------------    -----------                 ----------------             -----------
Loss before provision for income taxes              (1,882,477)     (23.7%)                    (2,599,273)           (21.4)%
                                                                                   --------------    -----------                  -----------------          ------------
Income tax (provision) benefit                                         --             --                                 (38,246)                 (0.3)%
                                                                                  --------------    -----------                   -----------------          ------------
Net loss                                                                $   (1,882,477)    (23.7%)                  $ (2,637,519)               (21.7)%
                                                                                  ========= =======                ===========        =======
Results of Operations

     During the years ended December 31, 2009 and 2008, the U.S. housing market was impacted by a lack of consumer confidence, decreased housing affordability, and large supplies of resale and new home inventories and related pricing pressures. These factors contributed to weakened demand for new homes, slower sales, higher cancellation rates, and increased price discounts and selling incentives to attract homebuyers, compared with the years ended December 31, 2007 and 2006, when we had experienced record growth in our operations. As a result, gross margins recorded during the years ended December 31, 2009 and 2008 decreased from the same periods in the prior years.

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

Net sales

     Net sales totaled $7,947,735 for the year ended December 31, 2009, as compared to $12,176,183 for the same period in 2008, or a decrease of 34.7%. The Las Vegas Sun reported that new home sales are down 48 percent in Las Vegas in 2009 but local builders anticipate that 2010 will be the beginning of a recovery in the local housing market The Phoenix Business Journal reports that the housing market in Phoenix rebounded slightly in late 2009, with strong investor activity and homebuyers taking advantage of the temporary $8,000 tax credit.  Currently, there remain mixed opinions on the outlook for 2010. Our revenue is derived from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona in the past two years and has resulted in reduced sales level and gross margin.

Cost of sales

     Cost of sales, including all installation expenses, during the year ended December 31, 2009 was 88.3% of net sales, as compared to 91.3% in 2008.

    A breakdown of our components of costs of goods sold as a percentage of sales by quarter between 2009 and 2008 is as follows:

                                        First                            Second                                       Third                                       Fourth
 2009
 Sales                      $  1,819,080                   $  1,909,599                                $  2,386,219                                $  1,832,837
Material                               64%                               71%                                            49%                                            78%
 Labor                                  18%                               18%                                             21%                                           30%
 Other                                    1%                                 2%                                               3%
                                     ------------                         -------------                                -------------                                 --------------
 TOTAL                             83%                                91%                                            73%                                            112%

2008
 Sales                        $  3,040,941                  $  3,711,073                                $  3,499,340                               $   1,924,829
Material                                 64%                              67%                                             67%                                            92%
 Labor                                    24%                              20%                                             21%                                            20%
 Other                                     2%                                3%                                                5%
                                      ------------                        --------------                               ---------------                                  --------------
 TOTAL                               90%                                90%                                            93%                                           115%
                                      =======                         =========                              =========                              =========
     Prices on steel strand, rebar and plastic all experienced significant price increases starting beginning in March 2008, which we were unable to pass on to customers.  Since then, prices have begun to return closer to historic levels as demand has dropped considerably.

     Inventory was $565,742 at December 31, 2009 and $646,033 at December 31, 2008.

Selling, general and administrative expenses

     Selling, general and administrative expenses for the year ended December 31, 2009 were $2,747,404 or 35% of net sales as compared to $3,894,990 or 32% of net sales during the prior year. We hired marketing personnel to launch our Commercial Division, incurred continuing legal expenses and incurred consulting fees related to being a public company. Our Chief Executive Officer and Chief Operating Officer, who together own approximately 76% of the outstanding shares of common stock, had salaries of $500,000 per year; however beginning in September, 2008, the salaries were reduced to $250,000 per annum for the remainder of 2008 and all of 2009.

Provision for income taxes

     The Company did not record a provision for income taxes prior to 2007, as PTNV was an S corporation until April 2007. The Company recorded a Deferred Tax Asset at December 31, 2007 of $38,246 to reflect the expected benefit of a 2007 loss carry-forward. For the year ended December 31, 2008, the Company wrote off the Deferred Tax Asset and established a full valuation allowance against any tax benefits of the prior and current year operating losses, because there is no assurance that the net operating losses will be available for use by the Company.  No provision was include for 2009 for the same reasons.

Liquidity and Capital Resources
We have historically met our capital requirements through profits generated from operations and/or borrowings on our line of credit with Bank of Nevada which was extended to July 2010. Our cash balance decreased $317,026 from $472,280 at December 31, 2008 to $155,254 at December 31, 2009. This decrease was primarily attributed to cash flow uses of $1,882,477 from the net loss and $82,761 from the increase in accounts receivable, which were partially offset by cash flow sources of $947,799 from the increase in accounts payable, $428,446 from line of credit advances, $80,291 from inventory decreases, and $166,209 from non cash depreciation.

In our opinion, available funds will satisfy our capital requirements for the next 12 months. However, we may need to borrow additional amounts on our $1.7 million line of credit, for which over $430,000 remains unused at December 31, 2009.

Off-Balance Sheet Arrangements

None

Going Concern

Our ability to continue as a going concern is dependent upon us achieving profitable operations and generating positive cash flows. Due to the current state of residential housing in our target markets, the level of current operations may not sustain our expenses and we may have to borrow additional funds to meet our cash needs. These factors, among others, could affect our ability to continue as a going concern in the future.

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

Related Party Transactions

We lease substantially all of our office, maintenance and warehouse facilities from Edward Hohman, President, and John Hohman, Chief Operating Officer, who are our principal shareholders, under one year operating leases.  Rents were paid or accrued in favor of these shareholders in the amount of $240,160 and $248,160 for the years ended December 31, 2009 and 2008, respectively.

During the year ended December 31, 2008, the our principal officers, Edward Hohman and John Hohman, entered into a line of credit agreement with the Bank of Nevada on our behalf.  This line of credit carried a maximum limit of $1,700,000, required monthly interest-only payments, and had a variable interest rate of one percentage point over prime rate as published by the Wall Street Journal (5.0% and 4.25% at December 31, 2009 and 2008, respectively).  Effective August 21, 2009, the agreement was amended to add an interest rate floor of 5% on the variable interest rate.  The line matures on July 24, 2010 and is renewable annually.  The balance outstanding on the line of credit – related party at December 31, 2009 and 2008 was $1,268,446 and $840,000, respectively.

OUTLOOK

     As a result of the increasingly challenging operating environment that developed in 2007 and continued in 2008 and 2009, we entered 2010 with a substantial decrease in backlog compared to year-earlier levels. This substantial decrease in our backlog reflects lower backlog levels in each of our regions and stems largely from declining orders for new homes. It is also reflected directly in our reduced gross revenues for 2009.

     While it is too early to extrapolate our experience in the first three months of 2010 to the remainder of the year, we do not expect current difficult market conditions in U.S. housing markets to improve significantly, or at all, in 2010 although we expect that 2010 will be the last year of nor flat growth in our market. These conditions, which include an oversupply of new and resale home inventories in certain markets, uncertainty in the relevant credit markets due to the recent problems with sub-prime mortgages, lack of affordability in some areas and greater competition, have encouraged many homebuilders and other sellers of residential real estate to aggressively employ discounts, incentives and price concessions to close home sales. Until the supply of unsold homes is reduced and affordability improves, we expect the current oversupply of new and resale homes to continue. Because the markets in which we operate have experienced varying degrees of difficulty, we expect them to improve at different rates with some markets recovering faster than others.

     We believe the general health of the U.S. economy, including still historically low interest rates but growing unemployment levels, and the increased attention form the US and state governments to the economy in general and the home-building industry in particular, bodes well for the eventual recovery of the homebuilding industry and our long-term future financial performance. However, in the near-term, economic data suggest that U.S. consumer demand for residential housing at current prices remains soft. The U.S. Census Bureau recently reported that single-family housing starts in December 2009 were lower than in December 2008, while the median sales price for new homes for December 2009 is approximately 27.8% below the year-earlier period. Meanwhile, as speculative investors exit the market and consumers delay or cancel home purchases, an oversupply of unsold inventory continues to produce supply/demand imbalances. We believe it will take time for individual housing markets to work through excess supply and that conditions will not improve until late-2010 or 2011 at the earliest.

     In light of the present operating environment, we anticipate that our unit revenues, gross margins, net income and earnings per share in 2010 will remain flat for our current operations. If current net order or selling price trends worsen, or if economic factors, including inflation, interest rates, consumer confidence or employment, deteriorate, our 2010 performance will likely worsen as well. Entering the new year, we remain focused on the disciplines of our operational business model to manage through this downturn. Specifically, we are continuing to align our organization with anticipated flat unit sales volumes in 2010, and we are actively seeking opportunities to improve our cost structure and maximize performance. Longer term, we believe that our disciplined operating approach and strong financial position will allow us to capitalize on improvements in the U.S. housing market as they occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN POST TENSION, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American Post Tension, Inc.
Henderson, Nevada

We have audited the consolidated balance sheets of American Post Tension, Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  American Post Tension, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but ot for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Post Tension, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 15 to the consolidated financial statements, the Company has suffered recurring losses and operating cash outflows.  Those conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 15.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ Berman Hopkins Wright & LaHam, CPAs and Associates, LLP

Winter Park, Florida
April 15, 2010

 AMERICAN POST TENSION, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008

	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$155,254	$472,280
Accounts receivable, net of $43,102 and $75,000 allowance for doubtful accounts	1,485,580	1,402,819
Inventory	565,742	646,033
Prepaid expenses	--	10,427
Total current assets	2,206,576	2,531,559

Property and equipment net of accumulated depreciation of $1,579,192 and $1,427,759	678,159	848,790
Other assets	612	11,230
TOTAL ASSETS	$2,885,347	$3,391,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,069,351	$118,273
Taxes payable	261	3,540
Line of credit-related party	1,268,446	840,000
Total current liabilities	2,338,058	961,813
Long-term liabilities	--	--
TOTAL LIABILITIES	2,338,058	961,813
Shareholders’ equity
Common stock, par value $0.001, 50,000,000 shares authorized and 34,366,600 shares issued and outstanding	3,436	3,436
Additional paid-in capital	5,174,707	5,174,707
Retained earnings (deficit)	(4,630,854)	(2,748,377)
TOTAL SHAREHOLDERS’ EQUITY	547,289	2,429,766
TOTAL LIABILITIES AND CAPITAL	$2,885,347	$3,391,579

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN POST TENSION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009 and 2008

	2009 2008
INCOME
Sales	$7,947,735	$12,176,183
Cost of sales	7,020,400	11,114,864
GROSS MARGIN	927,335	1,061,319
EXPENSES
General and administrative:	2,747,404	3,894,990
INCOME (LOSS) FROM OPERATIONS	(1,820,069)	(2,833,671)
Other income and expenses:
Other income, net	680	245,207
Loss on disposal of property and equipment Interest income (expenses) net	(19, 950) (43,138)	-- (10,809)
Total other income and expenses	(62,408)	234,398
NET INCOME (LOSS) BEFORE INCOME TAX	(1,882,477)	(2,599,273)
Provision for income tax	--	(38,246)
NET INCOME (LOSS)	$(1,882,477)	$(2,637,519)

Net income (loss) per share- basic and diluted	$(0.05)	$(0.08)

Weighted average common shares outstanding
Basic	34,366,600	34,323,244
Diluted	34,366,600	34,323,244

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN POST TENSION, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2009 and 2008

                                                                                                                                          Additional          Retained             Total
                                                                                                   Common                          Paid-in              Earnings        Shareholders’
                                                                                     Shares                      Amount       Capital              (Deficit)         Equity
                                                                                        #                                 $                    $                           $                  $
                                                                    ---------------------------------------------------------------------------------------------
Balances at 12/31/2007                                          34,291,600                   3,429              5,167,799          (110,858)           5,060,370

Issuance of common stock for services                   25,000                           2                    2,913                        --                    2,915
Issuance of common stock for services                    50,000                          5                    3,995                        --                    4,000
Net loss                                                                              --                          --                            --           (2,637,519)           (2,637,519)
                                                                    ---------------------------------------------------------------------------------------------
Balances at 12/31/2008                                          34,366,600                   3,436              5,174,707        (2,748,377)             2,429,766

Net loss                                                                              --                            --                   --                   (1,882,477)         (1,882,477)
           ---------------------------------------------------------------------------------------------
Balances at 12/31/2009                                           34,366,600                 3,436                5,174,707        (4,630,854)             547,289
                                                                                   =======================================================

The accompanying notes are an integral part of the financial statements.

AMERICAN POST TENSION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008

2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,882,477)	$(2,637,519)
Depreciation and amortization	166,209	180,154
Loss on disposal of property and equipment Adjustments to reconcile net loss to net cash used by operations:	19,950	--
Stock issued for services	--	6,915
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(82,761)	84,842
Inventory	80,291	1,045,590
Prepaid expenses and other assets	21,044	84,206
Deferred tax asset	--	38,246
Increase (decrease) in:
Accounts payable and accrued expenses	947,799	(168,628)
NET CASH USED BY OPERATING ACTIVITIES	(729,945)	(1,366,194)

CASH FLOWS USED BY INVESTING ACTIVITIES
Acquisition (sale) of property and equipment	(15,527)	(22,505)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of line of credit (net)	428,446	840,000
Repayment of shareholder loans	--	(185,085)
NET CASH FROM FINANCING ACTIVITIES	428,446	654,915

NET CASH INCREASE (DECREASE) FOR THE YEAR	(317,026)	(733,784)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	472,280	1,206,064
CASH AND CASH EQUIVALENTS AT END OF YEAR	$155,254	$472,280

SUPPLEMENTAL DISCLOSURES:
Interest paid	$43,350	$20,497
Income taxes paid	$--	$--

        The accompanying notes are an integral part of these consolidated financial statements

AMERICAN POST TENSION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

NOTE 1: ORGANIZATION AND NATURE OF BUSINESS

Company Overview

Post Tension of Nevada, Inc. (PTNV) was incorporated under the laws of the State of Nevada on June 28, 1982. Headquartered in Henderson, NV the Company operated in one distinct line of business. The Company provided a system of concrete slab reinforcement known as ‘post tensioning’ that utilizes a lattice of flexible cladded wire cable and adjustable anchors to strengthen a poured in place concrete slab. The cable grid is set in place before the concrete pour and is a replacement system from the standard re-bar reinforcement system. After the concrete has cured, the unanchored cable ends are pulled to a specified tension and then anchored. This system of concrete slab reinforcement has been in general use since 1967 and is generally considered to be superior to re-bar reinforcement.

On April 12, 2007, PTNV completed a reverse merger transaction with Magic Communications, Inc. (‘Magic’), which was originally formed as a New York corporation on January 16, 1997 and reincorporated as a Delaware corporation in November 2002. Magic conducted only limited operations prior to the reverse merger and changed its name to American Post Tension, Inc. (‘APTI’) on September 24, 2007.   PTNV now operates as a wholly-owned subsidiary of APTI, and the two companies are referred to in these financials statements as the “Company”.

The Company markets its services throughout the Southwestern United States to local and national concrete supply companies and homebuilders. The work is performed under fixed-price contracts for delivery and installation of the system and in some cases, delivery of materials only. The Company has sales and service locations in Henderson, NV; Phoenix and Tucson, AZ; and in Denver, CO.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Critical Accounting Policies and Estimates

The consolidated financial statements later in this report were prepared in conformity with United States generally accepted accounting principles. When more than one accounting principle, or the method of its application, is generally accepted, we select the principle or method that is appropriate in our specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these consolidated financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the consolidated financial statements, giving due regard to materiality.

Basis of Presentation.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

Revenue and Cost Recognition

Revenues from fixed-price construction contracts are recorded using the completed contract method whereby revenues are earned when the contract is substantially completed. Contracts are considered substantially completed when the concrete slab has been poured. Use of this method is based on the short-term nature of the contracts and the results of operations would not vary materially from the percentage-of-completion method. Revenue from sales of materials only is recorded upon shipment of the materials. Contract costs include all direct material and labor as well as those indirect costs related to contract performance such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general, and administrative costs are charged to expense as incurred.

AMERICAN POST TENSION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

Note 2. Significant Accounting Policies (continued)

Concentrations of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of cash which is insured by the FDIC up to balances of $250,000. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. At December 31, 2009, the Company deposits did not exceed FDIC insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents and the line of credit approximate fair value based on the short-term maturity of these instruments and the market interest rates.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The Company follows the practice of filing statutory ‘mechanics’ liens on construction projects where collection problems are anticipated. The liens serve as collateral for those accounts receivable.

Material and Supplies Inventory

Inventory consists of raw materials and finished goods and is stated at the lower of cost or market using the first-in first-out method.

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

AMERICAN POST TENSION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

Note 2. Significant Accounting Policies (continued)

Income Taxes

Income taxes are accounted for in accordance with the provisions of FASB ASC Topic 740-10. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly. Due to the uncertainty whether the accumulated losses will be available to offset future revenues, no deferred tax asset has been reported.

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

Basic and Diluted Earnings/(Loss) Per Share

Net earnings and loss per share is computed in accordance with Statement of Financial Standards use FASB Codificate, Earnings Per Share Topic 260-10 requires the presentation of both basic and diluted earnings per share. Basic net earnings and loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur through the potential effect of common shares issuable upon the exercise of stock options, warrants and convertible securities. The calculation assumes: (i) the exercise of stock options and warrants based on the treasury stock method; and (ii) the conversion of convertible preferred stock only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations.

Seasonality

     Our quarterly installation and operating results may vary significantly from quarter to quarter as a result of seasonal changes as well as weather. Historically, sales are highest during the second and third quarters as a result of more favorable weather conditions.

Advertising Costs

 Advertising costs are expensed as incurred and were approximately $6,205 and $8,142 for the years ended December 31, 2009 and 2008, respectively.

Comprehensive Income

FASB ASC Topic 220-10, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. The Company has not identified any sources of comprehensive income for the periods presented.

AMERICAN POST TENSION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

Note 2. Significant Accounting Policies (continued)

Segment reporting

FASB ASC Topic 280-10 ‘Disclosures about Segments of an Enterprise and Related Information’ establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. Starting from 2006, the Company has operated in one reportable operating segment.

Equity-Based Compensation

The Company follows FASB ASC Topic 718-10, ‘Share-Based Payment’ (‘Topic 718’), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.

Stock-based compensation expense recognized under Topic 718 for the year ended December 31, 2009 and 2008 was $ 0 and $6,915 respectively, which consisted of stock-based compensation expense related to the issuance of restricted common stock to directors and to consultants for services performed during each year.

Reclassifications

Certain amounts reported in the 2008 consolidated financial statements have been reclassified to conform to current year presentation.  These reclassifications had no impact on net income (loss) or retained earnings (deficit).

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

     The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Recent Accounting Pronouncements

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, "Fair Value Measurements and Disclosures," which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes provisions for identifying circumstances that indicate a transaction is not orderly. The provisions of this guidance are effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We adopted the provisions of this guidance during the year ended December 31, 2009 and its impact on our consolidated financial position, cash flows, and results of operations was not significant.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, "Financial Instruments," which amends previous Topic 825 guidance to require disclosures about the fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This guidance also amends previous guidance in FASB ASC Topic 270, "Interim Reporting," to require those disclosures in summarized financial information at interim reporting periods. We adopted the provisions of this guidance during the year ended December 31, 2009 and its impact on our disclosures was not significant.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance, which was incorporated into ASC Topic 855, "Subsequent Events," was effective in 2009. The Company adopted ASC Topic 855 during the year ended December 31, 2009.

AMERICAN POST TENSION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In June 2009, the FASB issued authoritative guidance establishing two levels of U.S. generally accepted accounting principles ("GAAP")—authoritative and nonauthoritative—and making the Accounting Standards Codification ("ASC") the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. This guidance, which was incorporated into ASC Topic 105, "Generally Accepted Accounting Principles," was effective in 2009. The adoption changed certain disclosure references to U.S. GAAP, but did not have any other impact on our consolidated financial statements.

NOTE 4: ACCOUNTS RECEIVABLE

 Accounts receivable as of December 31, 2009 and 2008, are summarized as follows:

                                                                     2008                                                          2007
                                                              ------------------                                          ----------------
Accounts receivable                                  $     1,528,682                                           $   1,477,819
Allowance for doubtful accounts                      (43,102)                                                   (75,000)
                                                                      ------------------                                         -----------------
Net amount                                                  $     1,485,580                                           $   1,402,819
                                                                     ===========                                           ==========
During the years ended December 31, 2009 and 2008, the Company reduced its allowance for doubtful accounts by $31,898 and $110,956, respectively.  As of December 31, 2009 and 2008, the allowance for doubtful accounts was $43,102 and $75,000, respectively.

The Company’s top ten customers comprised 53% of sales during the year ending December 31, 2009. The top ten customers comprised 58% of sales during the year ended December 31, 2008.

NOTE 5: PROPERTY AND EQUIPMENT, NET

As of December 31, 2009 and 2008 the Company’s property and equipment, net of depreciation, is comprised of:

                                                                               2009                                                     2008
                                                                       -----------------                                           -----------------
 Buildings                                                                       $       372,564                                           $      372,564
 Leasehold improvements                                                     219,140                                                  219,140
 Transportation equipment                                                   545,408                                                  563,602
 Machinery and equipment                                                   960,814                                                  960,814
 Furniture, fixtures and office equipment                              33,060                                                    33,060
  Computers                                                                               52,875                                                    52,875
  Software                                                                                  74,494                                                    74,494
                                                                                              -------------                                             --------------
                                                                                               2,258,355                                              2,276,549
Less: Accumulated depreciation                                    (1,580,196)                                            (1,427,759)
                                                                                               -------------                                             --------------
Total net fixed assets                                                    $       678,159                                           $      848,790
                                                                                              ========                                            ========
     Depreciation and amortization related to property and equipment was $166,209 and $180,154 during the years ended December 31, 2009 and 2008, respectively.

AMERICAN POST TENSION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 2009 and 2008 consisted of the following:

                                                                   2009                                            2008
                                                            ------------------------         -----------------------
Accounts payable                           $    1,023,037                       $              81,301
Payroll accrual and payroll taxes              46,314                                       36,972
                                                                -------------                                ------------
Total                                           $           1,069,351                       $           118,273
                                                                ========                         ========
NOTE 7: RELATED PARTY TRANSACTIONS

The Company leases substantially all of its office, maintenance and warehouse facilities from Edward Hohman, President, and John Hohman, Chief Operating Officer, who are the Company’s principal shareholders, under one-year operating leases. Rents were paid or accrued in favor of the shareholders in the amount of $240,160 during the year ended December 31, 2009, and $248,160 during the year ended December 31, 2008.  The Company is committed to pay rents in the amount of $240,160 in 2010.

NOTE 8: LINE OF CREDIT-RELATED PARTY

During the year ended December 31, 2008, the Company’s principal officers, Edward Hohman and John Hohman, entered into a line of credit agreement with the Bank of Nevada on behalf of the Company.  This line of credit carried a maximum limit of $1,700,000, required monthly interest-only payments, and had a variable interest rate of one percentage point over prime rate as published by the Wall Street Journal (5.0% and 4.25% at December 31, 2009 and 2008, respectively).  Effective August 21, 2009, the agreement was amended to add an interest rate floor of 5% on the variable interest rate.  The line matures on July 24, 2010 and is renewable annually.  The balance outstanding on the line of credit – related party at December 31, 2009 and 2008 was $1,268,446 and $840,000, respectively.

NOTE 9: STOCKHOLDERS’ EQUITY

PTNV was incorporated as a Subchapter S corporation. During April 2007 and as a result of the Merger, PTNV became a wholly-owned subsidiary of APTI.  Each outstanding share of PTNV common stock was converted into the right to receive 10,160.064 shares of APTI’s common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement at closing, APTI issued, and the PTNV stockholders received, in a tax-free exchange, shares of APTI common stock such that former PTNV stockholders acquired approximately 90% of the issued and outstanding shares of the Company.

During 2008, the Company issued a total of 75,000 shares, resulting in total outstanding shares as of December 31, 2008 of 34,366,600. No shares were issued in 2009.

NOTE 10: STOCK OPTION PLAN

The Board of Directors of Magic, on November 24, 2002, adopted the Company’s 2002 Non-Statutory Stock Option Plan (‘Plan’) so as to provide a critical long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company and its subsidiaries, if any. The Board of Directors believes that the Company’s policy of granting stock options to such persons will continue to provide it with a critical advantage in attracting and retaining qualified candidates. In addition, the Plan is intended to provide the Company with maximum flexibility to compensate plan participants. It is expected that such flexibility will be an integral part of the Company’s policy to encourage employees, non-employee directors, consultants, attorneys and advisors to focus on the long-term growth of stockholder value. The Board of Directors believes that important advantages to the Company are gained by an option program such as the 2002 Plan which includes incentives for motivating employees of the Company, while at the same time promoting a closer identity of interest between employees, non-employee directors, consultants, attorneys and

AMERICAN POST TENSION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

NOTE 10: STOCK OPTION PLAN (continued)

advisors on the one hand, and the stockholders on the other. As of December 31, 2009, no options have been granted pursuant to the plan.

NOTE 11: INCOME TAXES

The Company accounts for income taxes under Statement FASB ASC Topic 740-10, ‘Accounting for Income Taxes (‘SFAS No.109’). SFAS No.109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Prior to the reverse merger in April, 2007, the Company and its stockholders elected to be taxed under subchapter S of the Internal Revenue Code. As a result, all income and losses were reported by the Company’s stockholders. At the end of 2007, there was a total of $38,246 reported as a Deferred Tax Asset related to operating loss carry-forwards. During 2008, the Company incurred additional operating losses; however, due to uncertainty whether those operating losses will be available to offset future revenues, the Company determined to eliminate the existing Deferred Tax Asset of $38,426, and establish a full valuation allowance for the tax benefit of operating losses which expire in 2028.

The following is a reconciliation of income taxes computed using the statutory Federal rate to the income tax expense in the financial statements for December 31, 2009 and 2008.

      Income tax benefit at the federal statutory rate                                                              34%
      Effect of operating losses                                                                                                 (34)%

As of December 31, 2009 and 2008, the Company had net operating losses for federal and state income tax purposes totaling approximately $4,630,854 and $2,748,377, respectively. The following is a schedule of deferred tax assets as of December 31, and 2009 and 2008:
                                                      December 31, 2009                                December 31, 2008

      Net operating loss               $             4,630,854                                  $           2,748,377

      Net deferred tax asset        $             1,718,000                                  $               948,190

      Valuation allowance           $           (1,718,000)                                 $             (948,190)

The change in the valuation allowance for 2009 was $769,810.

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

The Company has adopted the provisions of FASB ASC 740-10-50. As a result of this implementation of FASB ASC 740-10-50, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by the codification. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax

AMERICAN POST TENSION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

NOTE 11: INCOME TAXES (continued)

positions through January 1, 2009. The Company’s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.

NOTE 12: NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated in accordance with Topic 260-10 FAS B Codification, which requires presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share excludes dilution, and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. During the year ended December 31, 2009 and for all prior years, diluted net income (loss) per share is computed in the same manner as basic net income (loss) per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method), and (2) the effect of unvested shares of common stock outstanding. Anti-dilutive instruments are not considered in this calculation.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the years ended December 31, 2009 and 2008:

                                                                                                                                    2009                                          2008
      NUMERATOR:
      Income available to common shareholders                                    $ (1,882,477)                                           $   (2,637,519)
      Numerator for net income (loss) per
      common share-basic and diluted                                                        (1,882,477)                                                 (2,637,519)

      DENOMINATOR:
      Weighted average common shares                                                    34,366,600                                                34,323,244
      Effect of dilutive securities:
      Options                                                                                                          --                                                               --
      Restricted shares                                                                                          --                                                               --

      Denominator for net income per common share-
      basic and diluted                                                                                   34,366,600                                                34,323,244

      Net income per common share:

      Net income (loss) -basic                                                                   $           (0.05)                                           $             (0.08)
      Net income (loss) -diluted                                                                $           (0.05)                                           $             (0.08)

NOTE 13: INFORMATION ABOUT MAJOR CUSTOMERS

The Company had four major customers who individually comprised more than 10% of the Company revenues in 2009 and five in 2008.

The Company has 168 active customers. Most of them are contractors, concrete suppliers and other subcontractors to the construction industry. The top 10 customers accounted for $5,345,124 in our revenues for the year ended December 31, 2009.

NOTE 14: SUBSEQUENT EVENTS

Management has evaluated the effect that subsequent events would have on the financial statements through the date these financial statements were issued on April 15, 2010 and has concluded that, except as noted below, there are no such subsequent events which would have a material effect on these financial statements.

AMERICAN POST TENSION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

NOTE 15:  GOING CONCERN
The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has suffered recurring losses and operating cash outflows.  Its ability to continue as a going concern is dependent upon achieving profitable operations and generating positive cash flows. Due to the current state of residential housing in our target markets, the level of current operations may not sustain the Company’s expenses and it may have to borrow additional funds to meet our cash needs. These factors, among others, could affect its ability to continue as a going concern.

We currently have over $430,000 of unused capacity of the line of credit.  Additionally, our principal shareholders, Edward Hohman, President, and John Hohman, Chief Operating Officer, have committed to fund any operating shortfall for a reasonable amount of time.

There can be no assurances that the Company will be able to achieve profitable operations or obtain additional funding.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE

 None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of December 31, 2009, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control’
Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

     The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under COSO and SEC rules were:

(1)           Lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's consulting financial adviser under the supervision of our Chief Executive Officer in connection with the preparation of our financial statements as of December 31, 2009.

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

Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and contract Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and contract CFO, as of December 31, 2009, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and contract CFO concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act and includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. All internal controls, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

     Based on its assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

     There have been no changes in our internal control over financial reporting during our fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

     None.

                             PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

     Our directors and our executive officers during 2008 are as follows:

  Name                                           Age                                           Position

Edward Hohman                            54                                President, Chief Executive Officer
John W. Hohman                          55                                Chief Operating Officer and Director
Paul Lisak                                       66                                Director
Sabatha Golay                               36                                Secretary and Treasurer

     Each director holds office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. Executive officers are elected annually and serve at the discretion of our Board of Directors.

     In July, 2009, the Company entered into a consulting agreement with CF Consulting, LLC to provide financial consulting services to the Company, and to designate a contract chief financial officer for the Company.  Under that Agreement, CF Consulting, LLC receives $5,000 per month for its services and is entitled to receive 50,000 shares of our common stock which will be issued in 2010.

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

     PAUL LISAK retired in 2002 as Los Angeles (‘LA’) County’s Hazardous Materials Control Manager, and from over 30 years service devoted to the administration and management of public health, and management of hundreds of millions of dollars in public funds. Mr. Lisak had been promoted to the aforementioned position in 1994, after serving 10 years in LA County’s Hazardous Waste/Materials Divisions as a supervisor and industrial hygienist. Prior to that, in 1980, he had been promoted to Administrator of LA County’s Public Health Labs, testing for communicable diseases and associated environmental chemical and toxic analyses. He is currently on the board of Early Detection, Inc. and Paradise Music & Entertainment, Inc. both publicly traded companies.

     Our Board has considered the independence of its members in light of the independence criteria defined by the applicable NASDAQ Stock Market, Inc. Marketplace Rules (the ‘NASDAQ Rules’). Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of applicable NASDAQ Rules are considered to be independent directors. In connection with its independence considerations, the board has reviewed the Company’s relationships with organizations with which our directors or their family members are affiliated. Based on our review of the NASDAQ Rules, we have determined that Mr. Paul Lisak is an ‘independent’ director of the Company.

     In consideration for his service on the Board for the year ended December 31, 2008, we have agreed to issue 25,000 shares of our Common Stock to Mr. Lisak and to issue to him warrants to purchase 50,000 shares of our Common Stock at a price of $1.00 per share. We also have agreed to issue an additional 25,000 shares of Common Stock and to issue additional warrants as described above to each current or future independent director in each year they are re-elected to the Board or otherwise are serving as Board members. We also have agreed to pay each of them $1,000 for each meeting of the Board or any committee thereof that they attend in person and $500 for each meeting of the Board or any committee thereof that they attend by telephonic or other electronic means and to reimburse their costs of attending such meetings. No warrants were issued during 2009 or are outstanding at December 31, 2009.

Board Meetings and Committees; Annual Meeting Attendance

     No incumbent director attended fewer than 75% of our Special meetings. In addition, the special committee of independent directors, referred to above under the heading ‘Internal Control Over Financial Reporting; Restatement of Consolidated Financial Statements, Special Committee and Company Findings,’ held telephonic meetings, all of which were attended by both Mr. Meyrowitz and Mr. Lisak. We do not have a formal policy with regard to board members’ attendance at annual stockholders’ meetings.

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

     The Board of Directors has determined that none of the board members can be classified as an ‘audit committee financial expert’ as defined in applicable SEC rules. The Board of Directors believes that attracting and retaining board members who could be classified as an ‘audit committee financial expert’ is unlikely at this time due to the high cost of attracting such director candidates.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     During our fiscal year ended December 31, 2009, the following persons were required to file reports with the SEC:  Edward Hohman; John W. Hohman; Paul Lisak, and Sabatha Golay. Based on Company records and other information, the Company believes that all SEC filing requirements under Section 16(a) of the Exchange Act applicable to its directors, officers, and owners of more than 10% of its common shares were complied with for 2008.

Code of Conduct

     The Company adopted a Code of Ethics and filed it with the SEC as Exhibit 14 to the Company’s Current Report on Form 8-K filed June 28, 2007.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Program Elements

     The following table sets forth information concerning the compensation of our Chief Executive Officers, our Chief Operating Officer and our Chief Financial Officer who served in such capacities during the fiscal year that ended December 31, 2009 and the fiscal year ended December 31, 2008 (the ‘named executive officers’).
                                                                                                                                                                                       Nonqualified
                                                                                                                                                             Non-Equity        Deferred
Name and                                                                                            Stock                                   Incentive Plan  Compensation       All Other
Principal                                                 Awards            Option        Compensation       Earnings      Compensation     Total
Position                         Year          Salary($)      ($)       Awards           ($)             ($)             ($)            ($)
(a)                                             (b)                                 (c)                     (e)                     (f)                       (g)                    (h)                      (i)                     (j)

Edward Hohman
Chairman and CEO(1)          2009                           $250,000                $0                      $0                      $0                      $0                      $0                $250,000
                2008                           $432,692                $0                      $0                      $0                       $0                     $0                $432,692
                                                2007                           $407,692                $0                      $0                      $0                       $0                     $0                $407,692
John Hohman
   COO (2)                             2009                             $250,000               $0                      $0                       $0                          $0                 $0                 $250,000
              2008                             $432,692               $0                        $0                       $0                     $0                     $0                $432,692
                                              2007                             $407,692               $0                       $0                      $0                       $0                     $0                $407,692

C. Dean Homayouni          2009                                $      0                 $0                       $0                       $0                    $0                      $0                 $      0
   CFO (3)                             2008                             $ 64,709                $0                       $0                       $0                    $0                      $0                  $ 64,709
   CFO (3)                             2007                             $ 63,942          $16,667                    $0                        $0                  $0                       $0                   $ 70,609

(1)	Edward Hohman’s salary was $500,000 during the years ended December 31, 2007 and 2008, until September 2008, when it was reduced to $250,000 It remained at $250,000 for 2009.

(2)	John Hohman’s salary was $500,000 during the years ended December 31, 2007 and 2008, until September 2008, when it was reduced to $250,000. It remained at $250,000 for 2009.

(3)
In connection with our employment of Dean Homayouni as our Chief Financial Officer, the Company agreed to issue up to 500,000 shares of our common stock to him. Mr. Homayouni’s Employment Agreement provided for     equity compensation to him in the form of 83,333 shares of our common stock  to be issued on January 2, 2008; 83,333 shares of our common stock to be issued on the first anniversary date of the Employment Agreement; and an     additional 13,889 shares of common stock to be issued each month thereafter for 24 months. Mr. Homayouni’s base cash compensation under his employment agreement was $150,000 per year. On March 12, 2008, Mr. Homayouni delivered to the Company a notice of termination pursuant to the terms of his employment agreement. Mr. Homayouni  demanded arbitration of the alleged disputed matters and filed an arbitration claim for $150,000. The Company also has filed an action against him.  All pending matters have now been resolved, and Mr. Homayouni was paid a total of $30,000 in settlement early in 2010.

Outstanding Equity Awards at Fiscal Year-End

     There were no stock awards held by Edward Hohman or John Hohman.

Option Grants

     We have not granted any stock options to our Named Executive Officers or our directors. We have agreed to issue warrants to purchase shares of our common stock to our independent directors as described above under ‘DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE: Director Compensation’ but no such warrants have yet been issued

Employment Agreements

     We have not executed employment agreements with either Edward Hohman or John Hohman. We did have an employment agreement with C. Dean Homayouni, which provided for a three-year term of employment, subject to earlier termination by us either with or without ‘cause,’ and by Mr. Homayouni either with or without ‘good reason,’ as those terms are defined in the Employment Agreement. In connection with our employment of Mr. Dean Homayouni as our new Chief Financial Officer, the Company agreed to issue up to 500,000 shares of our common stock to him. Mr. Homayouni’s Employment Agreement provides for equity compensation to Mr. Homayouni in the form of 83,333 shares of our common stock to be issued on January 2, 2008; 83,333 shares of our common stock to be issued on the first anniversary date of the Employment Agreement; and an additional 13,889 shares of common stock to be issued each month thereafter for 24 months. In the event that Mr. Homayouni’s employment is terminated by us or by him for any reason, or in the event of a ‘Change in Control’, all vested equity compensation is due and payable to Mr. Homayouni. On March 12, 2008, Mr. Homayouni delivered to the Company a notice of termination pursuant to the terms of our employment agreement with him. Mr. Homayouni has demanded arbitration of the disputed matters between the Company and him, as provided in our employment agreement with him, and has filed an arbitration claim for $150,000. The Company also has filed an action against him.  All pending matters have now been resolved, and Mr. Homayouni was paid a total of $30,000 in settlement early in 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

     The following table provides information regarding security holders who own more than 5% of all outstanding shares of our common stock as of April 15, 2010:

                                                                                                           Percentage of Outstanding
 Name and Address of                                                                Beneficial Ownership                                     Common Shares on
  Beneficial Owner                                                                  of Common Shares                                                     April 15, 2010(1)

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

Security Ownership of Management.

     The table below shows the number of our common shares beneficially owned as of April 15, 2010 by each of our Directors and each of our Executive Officers , as well as the number of shares beneficially owned by all of our Directors and Executive Officers as a group. None of the Executive Officers or Directors has been issued any Stock Options as of April 15, 2010.

Directors And Named Executive Officers                                                                                                            Exercisable Stock    Percentage of
                                                                 Shares(1)                                       Options                                           Outstanding Shares
Edward Hohman                                                                           13,229,000                                           -38.6%
John Hohman                                                                           13,178,500                                           -38.4%
Paul Lisak                                                                                   50,000                                -                                     -
Sabatha Golay                                                                                    20,320                                -                                     -
                                                                --------------                                    ---------------                                                  --------------
All Directors and Executive Officers as
a group (4), including the above                                                                           26,477,820                                           -77.2%
=========                          =========                                                  =========

      Notes:

      (1) All directors and executive officers listed in this table have sole voting and investment power over the shares they beneficially own.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with related persons

     We or one of our subsidiaries may occasionally enter into transactions with a ‘related party.’ Related parties include our executive officers, directors, nominees for director, 5% or more beneficial owners of our common shares and immediate family members (as defined by SEC rule) of these persons. We refer to transactions involving amounts in excess of 1% of our assets or $120,000, whichever is less, and in which the related party has a direct or indirect material interest as an ‘interested transaction.’

     The Company leases substantially all of its office, maintenance and warehouse facilities from Edward Hohman, President, and John Hohman, Chief Operating Officer, who are the Company’s principal shareholders, under one-year operating leases. Rents were paid or accrued in favor of the shareholders in the amount of $240,160 during the year ended December 31, 2009, and $248,160 during the year ended December 31, 2008. The leases have one year terms with options to renew for additional one year terms. The leases were renewed for the year ending December 31, 2010 on the same terms that were in effect for the year ended December 31, 2009.

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

       - any transaction where the related party’s interest arises solely from the ownership of the Company’s common shares and all holders of the Company’s common shares received the same benefit on a pro rata basis; and

       - any transaction involving a related party where the rates or charges involved are determined by competitive bids.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

     The following table presents fees for professional audit services rendered by Berman, Hopkins, Wright & LaHam, CPAs and Associates, LLP for the audit of the Company’s annual financial statements for the year ended December 31, 2009 and 2008, and fees billed for other services rendered by Berman, Hopkins, Wright & LaHam, CPAs and Associates, LP during those periods.

                                                                              2009                                  2008

      Audit                                                                           $ 34,049                                $  25,495
      Audit-Related                                                                                       --                                                        --
      Tax                                                                            --                                             --
      Other                                                                  --                                             --
                                                                -----------                                -----------
                                                                $ 34,049                                $  25,495
=======                                =======

Audit services consisted principally of the audit of the consolidated financial statements included in the Company’s Annual Report on Form 10-K and reviews of the consolidated financial statements included in the Company’s Quarterly
Reports on Form 10-Q. The Company did not engage Berman, Hopkins, Wright & LaHam, CPAs and Associates, LLP to perform any other services during the years ended December 31, 2009 and 2008. In the absence of an Audit Committee, the entire Board of Directors approves all of the fees paid to the auditors.

                                PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 Exhibit
 Number                        Description

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
          Dated: April 15, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                                                                           Title                                                          Date

      /s/ EDWARD HOHMAN
      -----------------------------
      Edward Hohman                                                                Director, Chairman, and
                                                      Chief Executive Officer (Principal
                                                      Executive Officer)                                                                           April 15, 2010
      /s/ JOHN HOHMAN
      -----------------------------
      John Hohman                                                          Director, Executive Vice President
                                                               and Chief Operating Officer                                                                                     April 15, 2010

      /s/ PAUL LISAK
      -----------------------------
      Paul Lisak                                                                            Director                                                                           April 15, 2010

F-

LIST OF EXHIBITS FILED

 Exhibit
  Number                                 Description

 21                                Subsidiaries of the Registrant

 31.1                                Certification of Chief Executive Officer of American Post Tension, Inc. pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

 31.2                                Certification of principal accounting officer of American Post Tension, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1                                Certification of                                Chief Executive Officer of American Post Tension, Inc. Pursuant to 18 U.S.C.
Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2                                Certification of principal accounting officer of American Post Tension, Inc. Pursuant to 18 U.S.C.
Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

F-