Form 10-Q
period 2010-09-30
AMERICAN POST TENSION, INC.
filed 2010-11-15
CIK 1205332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010
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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                                               Yes [  ] No [ X]

As of November 15, 2010, the registrant had 34,366,600 shares of Common Stock ($0.0001 par value) outstanding.

Certification of Chief Executive Officer Pursuant to Section 302

Certification of Principal Financial and Accounting Officer Pursuant to Section 302

Certification of Chief Executive Officer Pursuant to Section 906

Certification of Principal Financial and Accounting Officer Pursuant to Section 906

i

PART 1.  FINANCIAL INFORMATION.
ITEM 1.  FINANCIAL STATEMENTS.

AMERICAN POST TENSION, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$145,464	$155,254
Accounts receivable, net of $50,000 and $43,102 allowance for doubtful accounts	952,164	1,485,580
Inventory	361,416	565,742
Total current assets	1,459,044	2,206,576

Property and equipment net of accumulated depreciation of $1,662,353 and $1,579,192	572,901	678,159
Other assets	612	612
TOTAL ASSETS	$2,032,557	$2,885,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$815,416	$1,069,351
Taxes payable	7,408	261
Line of credit-related party	1,588,446	1,268,446
Notes payable –related parties	520,000	-
Total current liabilities	2,880,371	2,338,058
TOTAL LIABILITIES	2,880,371	2,338,058
Shareholders’ equity
Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued	--	--
Common stock, par value $0.001, 50,000,000 shares authorized and 34,366,600 shares issued and outstanding	3,436	3,436
Additional paid-in capital	5,174,707	5,174,707
Retained earnings (deficit)	(6,076,856)	(4,630,854)
TOTAL SHAREHOLDERS’ EQUITY	(847,814)	547,289
TOTAL LIABILITIES AND CAPITAL	$2,032,557	$2,885,347

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN POST TENSION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2010 and 2009
(UNAUDITED)

	For the three months ended
	September 30
	2010 2009

INCOME
Sales	$1,261,870	$2,386,219
Cost of sales	1,264,251	1,721,240
GROSS MARGIN	(2,380)	664,979
EXPENSES
General and administrative:	511,360	645,398
INCOME (LOSS) FROM OPERATIONS	(511,360)	19,581
Other income and expenses:
Other income, net	1,837	122
Interest income (expenses) net	(20,457)	(11,895)
Total other income and expenses	(18,620)	(11,773)
NET INCOME (LOSS) BEFORE INCOME TAX	(532,360)	7,808
Provision for income tax	--	--
NET INCOME (LOSS)	$(532,360)	$7,808

Net income (loss) per share- basic and diluted	$(0.02)	$0.00

Weighted average common shares outstanding
Basic	34,366,600	34,366,600
Diluted	34,366,600	34,366,600

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN POST TENSION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2010 and 2009
(UNAUDITED)

	For the nine months ended
	September 30
	2010 2009

INCOME
Sales	$5,797,676	$6,114,898
Cost of sales	5,415,512	4,971,838
GROSS MARGIN	382,164	1,143,060
EXPENSES
General and administrative:	1,775,033	1,973,693
INCOME (LOSS) FROM OPERATIONS	(1,341,970)	(830,633)
Other income and expenses:
Other income, net	3,656	2,103
Interest income (expenses) net	(56,789)	(29,162)
Total other income and expenses	53,133	27,060
NET INCOME (LOSS) BEFORE INCOME TAX	(1,446,002)	(857,692)
Provision for income tax	--	--
NET INCOME (LOSS)	$(1,446,002)	$(857,692)

Net income (loss) per share- basic and diluted	$(0.04)	$(0.02)

Weighted average common shares outstanding
Basic	34,366,600	34,366,600
Diluted	34,366,600	34,366,600

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN POST TENSION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For The	For The
9 Months Ended	9 months Ended
September 30,	September 30,
2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,446,002)	$(857,692)
Depreciation and amortization	104,603	125,089
Loss on disposal of equipment	655
Adjustments to reconcile net loss to net cash used by operations:
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	533,416	(332,257)
Inventory	204,326	64,248)
Prepaid expenses and other assets	--	(25,251)
Other assets	--	10,618
Increase (decrease) in:
Accounts payable and accrued expenses	(253,935)	667,389
Taxes payable	7,147	(834)
NET CASH USED BY OPERATING ACTIVITIES	--	10,618
	(849,689)	(348,690)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment
NET CASH USED BY INVESTING ACTIVITIES	-	(15,527)
	-	(15,527)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in line of credit
Increase (decrease) in loans payable-related party	320,000	228,446
NET CASH PROVIDED BY FINANCING ACTIVITIES	520,000	11,417
	840,000	239,863
NET CASH INCREASE (DECREASE) FOR PERIOD
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$(9,790)	$(123,354)
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$155,254	$472,280
	$145,464	$347,926

SUPPLEMENTAL DISCLOSURES:
Interest paid
Income taxes paid	$56,789	$32,715
	$--	$--

        The accompanying notes are an integral part of these consolidated financial statements

AMERICAN POST TENSION, INC.
NOTES TO THE UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 1: BASIS OF PRESENTATION OF INTERIM PERIOD FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of the Company at September 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles ‘GAAP’) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the periods ended September 30, 2010 and 2009 presented are not necessarily indicative of the results to be expected for the full year.

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
SEPTEMBER 30, 2010

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

The Company currently has approximately $111,500 of unused capacity on the line of credit.  Additionally, the Company’s principal shareholders, Edward Hohman, President, and John Hohman, Chief Operating Officer, have committed to fund any operating shortfall for a reasonable amount of time and each advanced $250,000 in funds to the Company as long term loans during the nine months ended September 30, 2010.

There can be no assurances that the Company will be able to achieve profitable operations or obtain additional funding.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Recent Accounting Pronouncements

There were no new accounting pronouncements applicable to the Company's business during the quarter ended September 30, 2010.

AMERICAN POST TENSION, INC.
NOTES TO THE UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 1: BASIS OF PRESENTATION OF INTERIM PERIOD (continued)

The Company has reviewed all recently issued, but not effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Note 2: ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:
	September 30, 2010	December 31, 2009
Accounts receivable	$1,002,164	$1,528,682
Allowance for doubtful accounts	(50,000)	(43,102)
Net amount	$952,164	$1,485,580

Note 3: RELATED PARTY TRANSACTIONS

The Company leases substantially all of its office, maintenance and warehouse facilities from entities that are owned and/or controlled by Ed Hohman, President, and John Hohman, Chief Operating Officer, who are the Company’s principal shareholders. Rents were paid to the shareholders in the amount of $62,040 and $186,120 during the three and nine months ended September 30, 2010, compared to $60,000 and $120,000 during the three months ended September 30, 2009.

As described in Note 4, each officer advanced $250,000 to the Company during 2010.

Note 4: SHAREHOLDER LOANS AND LONG TERM DEBT

The Company’s principal officers, Ed Hohman, President, and John Hohman, Chief Operating Officer, have a line of credit agreement with the Bank of Nevada in the total amount of $1,700,000, on behalf of the Company. This line, which carries an interest rate of 5% on outstanding balances, had $1,588,446 outstanding on it at September 30, 2010. The line matured on July 24, 2010 and was renewed for another one year term.  In addition, each officer advanced $250,000 in long-term loans to the Company for operating expenses during the prior quarter ended June 30, 2010.

Note 5: INCOME TAXES

The Company accounts for income taxes in accordance with accounting standards for Accounting for Income Taxes which require the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. Additionally, the standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Prior to 2003, the

AMERICAN POST TENSION, INC.
NOTES TO THE UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 5: INCOME TAXES (continued)

Company and its stockholders elected to be taxed under subchapter S of the Internal Revenue Code. As a result, all income and losses were reported by the Company’s stockholders.

The following is a reconciliation of income taxes computed using the statutory Federal rate to the income tax expense in the financial statements for September 30, 2010.

Income tax provision at the federal statutory rate                                                                       34%
Income tax provision at the average state statutory rate                                                          4.6%
Effect on operating losses                                                                                                        (37.1)%

As of September 30, 2010, the Company has net operating losses for Federal income tax purposes totaling approximately $5,544,495, which expire in 2030. The following is a schedule of deferred tax assets as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Net operating loss	$6,076,856	$4,630,854
Future tax benefit at 37.1%	2,251,000	1,718,000
Less: Valuation allowance	(2,251,000)	(1,718,000)
Net deferred tax asset	$--	$--

The valuation allowance changed by $197,000 and $533,000 during the three and nine months ended September 30, 2010.

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

The Company has adopted the provisions of FASB ASC 740-10-25. As a result of its implementation, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10-25. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does

AMERICAN POST TENSION, INC.
NOTES TO THE UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 5: INCOME TAXES (continued)

not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax positions through September 30, 2010. The Company’s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.

Note 6:  EQUITY

There were no shares issued during the quarter ended September 30, 2010. The only change in shareholders' equity during the three months ended September 30, 2010 was the net loss for the period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 discusses financial projections, information or expectations about our products, services, or markets, or otherwise makes statements about future events or statements regarding the intent, belief or current expectations of American Post Tension, Inc. and its subsidiary (collectively the ‘Company’), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Forward-looking statements are typically identified by the words ‘believes,’ ‘expects,’ ’anticipates,’ and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the pace of residential construction in our geographic markets, changes in mortgage interest rates, prices and availability of raw materials and supplies, our ability to locate, acquire, pay for, and integrate other businesses that complement ours, our ability to expand our business into the commercial construction field, our ability to attract and retain qualified personnel if and as our business grows, and risks associated with our stock being classified as a ‘penny stock.’ We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise, except as required by law.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q, as well as the risk factors included in our Form 10-K filed for the year ended December 31, 2009.

Operating Results for the three months ended September 30, 2010 and 2009.

Net sales

Net sales totaled $1,261,870 for the three months ended September 30, 2010, as compared to $2,386,219 for the same period in 2009, a decrease of 47.1%.  Home Builders Research reported that new home sales remain stagnant in Las Vegas and the year to date 2010 metro Phoenix housing market continues at a pace below that of last year, although indications are that the housing market has stabilized in our principal market areas. Our revenue is derived from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona in the past two years and has resulted in reduced sales levels from the levels in 2007 and earlier periods.

Cost of sales

Cost of sales, including all installation expenses, during the three months ended September 30, 2010 was 100.2% of net sales, as compared to 72.1% in 2009. Our gross margin for the three months ended September 30, 2010 was $(2,380) compared to $664,979 for the prior period.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2010 were $511,360 or 40.5% of net sales as compared to $645,398 or 27.0% of net sales during the same period of the prior year. Selling, general and administrative expenses decreased by $134,038 for the three month period ending September 30, 2010 versus the three month period ending September 30, 2009.

Net profit

For the three months ended September 30, 2010, we had a loss of $532,360, compared to a net profit of $7,808 for the same period in 2009.

Provision for income taxes

We recorded no provision for income tax expense or benefit for the three months ended September 30, 2010, because of concerns regarding the potential realization of the benefits of the tax loss.

Operating results for the nine months ended September 30, 2010 and 2009.

Liquidity and Capital Resources

We have historically met our capital requirements through profits generated from operations and/or borrowings on our line of credit with Bank of Nevada which was extended to July, 2011 Our cash balance decreased $9,790 from $155,254 at December 31, 2009 to $145,464 at September 30, 2010. Additionally, we received proceeds of $500,000 in April of 2010 from the officers of the Company. We executed promissory notes payable for six months at an interest rate of 5% per annum. At maturity on October 13, 2010, the unpaid principal accrues interest at 18% per annum. The notes are currently unpaid.

In our opinion, available funds will satisfy our capital requirements for the next 12 months. However, we may need to borrow additional amounts on our $1.7 million line of credit or increase the amount available on the line of credit, or borrow additional amounts from our officers.

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

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been involved in various legal and governmental proceedings incidental to our continuing business operations, all of which were resolved as of December 31, 2009. There were no continuing legal suits or any known pending litigation related to claimed construction defects as a result of services and products provide to our customers, or any other legal matters pending or known as of September 30, 2010.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Certain of the risks related to an investment in our common stock were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, under Item 1A, ‘Risk Factors’ which is hereby incorporated into this report by this reference. You should carefully consider those risk factors, as well as the following additional risk factors and other information in this report, before deciding whether to invest in shares of our common stock. The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona and has resulted in significantly reduced sales and gross margin. Our revenue is derived primarily from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The recent downturn in residential construction in Las Vegas, Nevada and Phoenix, Arizona has resulted in a significant reduction in our revenues for the three-month period ended September 30, 2010. We cannot predict whether or when residential construction activity will rebound in those markets. Prolonged sluggishness in residential construction, however, can be expected to continue to have a negative impact on our revenues and earnings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no issuances of stock during the quarter ended September 30, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three month period ended September 30, 2010.

ITEM 4. REMOVED AND RESERVED

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

American Post Tension, Inc.                                                                                                November 15, 2010
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