Form 10-Q/A
period 2010-09-30
AMERICAN POST TENSION, INC.
filed 2010-12-06
CIK 1205332

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

EXPLANATORY NOTE

This amendment to our quarterly report on Form 10-Q amends and corrects certain financial information in our original quarterly report which was filed November 15, 2010. The corrections pertain primarily to data input errors in the current period statements and did not impact total assets as of September 30, 2010 or net income (loss) for the three and nine month periods ended September 30, 2010.

Certification of Chief Executive Officer Pursuant to Section 302

Certification of Principal Financial and Accounting Officer Pursuant to Section 302

Certification of Chief Executive Officer Pursuant to Section 906

Certification of Principal Financial and Accounting Officer Pursuant to Section 906

i

PART 1.  FINANCIAL INFORMATION.
ITEM 1.  FINANCIAL STATEMENTS.

AMERICAN POST TENSION, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$145,464	$155,254
Accounts receivable, net of $50,000 and $43,102 allowance for doubtful accounts	952,164	1,485,580
Inventory	361,416	565,742
Total current assets	1,459,044	2,206,576

Property and equipment net of accumulated depreciation of $1,662,353 and $1,579,192	572,901	678,159
Other assets	612	612
TOTAL ASSETS	$2,032,557	$2,885,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$815,416	$1,069,351
Taxes payable	7,408	261
Line of credit-related party	1,588,446	1,268,446
Notes payable –related parties	520,000	-
Total current liabilities	2,931,720	2,338,058
TOTAL LIABILITIES	2,931,720	2,338,058
Shareholders’ equity
Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued	--	--
Common stock, par value $0.001, 50,000,000 shares authorized and 34,366,600 shares issued and outstanding	3,436	3,436
Additional paid-in capital	5,174,707	5,174,707
Retained earnings (deficit)	(6,076,856)	(4,630,854)
TOTAL SHAREHOLDERS’ EQUITY	(898,713)	547,289
TOTAL LIABILITIES AND CAPITAL	$2,032,557	$2,885,347

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN POST TENSION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2010 and 2009
(UNAUDITED)

	For the three months ended
	September 30
	2010 2009

INCOME
Sales	$1,261,870	$2,386,219
Cost of sales	1,264,251	1,721,240
GROSS MARGIN	(2,381)	664,979
EXPENSES
General and administrative:	511,360	645,398
INCOME (LOSS) FROM OPERATIONS	(513,741)	19,581
Other income and expenses:
Other income, net	1,837	122
Interest income (expenses) net	(20,457)	(11,895)
Total other income and expenses	(18,620)	(11,773)
NET INCOME (LOSS) BEFORE INCOME TAX	(532,361)	7,808
Provision for income tax	--	--
NET INCOME (LOSS)	$(532,361)	$7,808

Net income (loss) per share- basic and diluted	$(0.02)	$0.00

Weighted average common shares outstanding
Basic	34,366,600	34,366,600
Diluted	34,366,600	34,366,600

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN POST TENSION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2010 and 2009
(UNAUDITED)

	For the nine months ended
	September 30
	2010 2009

INCOME
Sales	$5,797,676	$6,114,898
Cost of sales	5,415,512	4,971,838
GROSS MARGIN	382,164	1,143,060
EXPENSES
General and administrative:	1,775,033	1,973,693
INCOME (LOSS) FROM OPERATIONS	(1,392,869)	(830,633)
Other income and expenses:
Other income, net	3,656	2,103
Interest income (expenses) net	(56,789)	(29,162)
Total other income and expenses	53,133	27,060
NET INCOME (LOSS) BEFORE INCOME TAX	(1,446,002)	(857,692)
Provision for income tax	--	--
NET INCOME (LOSS)	$(1,446,002)	$(857,692)

Net income (loss) per share- basic and diluted	$(0.04)	$(0.02)

Weighted average common shares outstanding
Basic	34,366,600	34,366,600
Diluted	34,366,600	34,366,600

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN POST TENSION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For The	For The
9 Months Ended	9 months Ended
September 30,	September 30,
2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,446,002)	$(857,692)
Depreciation and amortization	104,603	125,089
Loss on disposal of equipment	655	-
Adjustments to reconcile net loss to net cash used by operations:
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	533,416	(332,257)
Inventory	204,326	64,248
Prepaid expenses and other assets	--	(25,251)
Other assets	--	10,618
Increase (decrease) in:
Accounts payable and accrued expenses	(253,935)	667,389
Taxes payable	7,147	(834)
NET CASH USED BY OPERATING ACTIVITIES	(849,790)	(348,690)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property and equipment	-	(15,527)
NET CASH USED BY INVESTING ACTIVITIES	-	(15,527)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in line of credit	320,000	228,446
Increase (decrease) in loans payable-related party	520,000	11,417
NET CASH PROVIDED BY FINANCING ACTIVITIES	840,000	239,863

NET CASH INCREASE (DECREASE) FOR PERIOD
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$(9,790)	$(124,354)
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$155,254	$472,280
	$145,464	$347,926

SUPPLEMENTAL DISCLOSURES:
Interest paid
Income taxes paid	$56,789	$32,715
	$--	$--

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

Reclassifications

Certain amounts reflected in the accompanying financial statements for the nine months ended September 30, 2010 have been reclassified from the previously reported quarter, in order to conform to current period classifications, without affecting previously reported net loss for the period then ended.

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

The Company currently has approximately $111,500 of unused capacity on the line of credit.  Additionally, the Company’s principal shareholders, Edward Hohman, President, and John Hohman, Chief Operating Officer, have committed to fund any operating shortfall for a reasonable amount of time and each advanced $250,000 in funds to the Company as loans during the nine months ended September 30, 2010.

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

Note 3: RELATED PARTY TRANSACTIONS

The Company leases substantially all of its office, maintenance and warehouse facilities from entities that are owned and/or controlled by Ed Hohman, President, and John Hohman, Chief Operating Officer, who are the Company’s principal shareholders. Rents were paid to the shareholders in the amount of $62,040 and $186,120 during the three and nine months ended September 30, 2010, compared to $60,000 and $120,000 during the three and nine months ended September 30, 2009.

As described in Note 4, each officer advanced $250,000 to the Company during 2010.

Note 4: SHAREHOLDER LOANS AND LONG TERM DEBT

The Company’s principal officers, Ed Hohman, President, and John Hohman, Chief Operating Officer, have a line of credit agreement with the Bank of Nevada in the total amount of $1,700,000, on behalf of the Company. This line, which carries an interest rate of 5% on outstanding balances, had $1,588,446 outstanding on it at September 30, 2010. The line matured on July 24, 2010 and was renewed for another one year term.  In addition, each officer advanced $250,000 in loans to the Company for operating expenses during the prior quarter ended June 30, 2010.

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

American Post Tension, Inc.                                                                                                December 6, 2010
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