Form 10-K
period 2010-12-31
AMERICAN POST TENSION, INC.
filed 2011-03-31
CIK 1205332

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

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
Yes [ ] No [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2010 was $535,313. The number of shares outstanding of the registrant’s common stock on March
15, 2011 was as follows:

                                                                                            Common stock (par value $0.0001 per share) 34,366,600 shares.

AMERICAN POST TENSION, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010
TABLE OF CONTENTS
                                                             Page No.

PART I

Item 1.  Business ... 1

Item 1A. Risk Factors...  3

Item 1B. Unresolved Staff Comments ...  11

Item 2. Properties ... 11

Item 3. Legal Proceedings ... 11

Item 4. Submission of Matters to a Vote of Security Holders ... 11

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities ............................................................................................................................................................................................. 11

Item 6. Selected Financial Data ... 12

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ... 12

Item 7A. Quantitative and Qualitative Disclosure about Market Risk ……………………………...……………….. 16

Item 8. Financial Statements and Supplementary Data ... 16

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ... 17

Item 9A. Controls and Procedures ... 17

Item 9B. Other Information ... 19

PART III

Item 10. Directors and Executive Officers of the Registrant ... 19

Item 11. Executive Compensation ... 21

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters... 22

Item 13. Certain Relationships and Related Transactions and Director Independence ... 23

Item 14. Principal Accountant Fees and Services ... 24

PART IV

Item 15. Exhibits and Financial Statement Schedules ... 24

      Signatures ...   25

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

Markets and Marketing

     Historically, the Company has installed millions of square feet of post tension foundations from four full-service offices: Las Vegas, NV (corporate headquarters); Phoenix, AZ; Tucson, AZ; and Denver, CO. During 2009 and 2010, our total business has declined substantially as new housing starts in our market territories have declined dramatically. We are now in the process of closing our Denver office due to the economy and significant downturn in new housing. We offer a full turn-key service to our customers, a concept new to the post tension industry. We are a well known and respected company with high saturation throughout the western United States. Within the residential housing markets of Las Vegas, Nevada and Phoenix, Arizona, we have a majority market share. Residential construction accounts for the majority of our slab-on-ground revenues, while commercial construction has been much smaller until recently. We expanded our commercial workforce in 2009 by hiring additional salespeople and draft engineers. Starting in Las Vegas, we are attempting to generate sales in the high rise market, which is expected to see substantial new construction on the Las Vegas Strip in the next five years. We can provide no assurance, however, that we will be successful in obtaining a significant, or any, market share in the commercial construction market.
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

     Our two main competitors are Suncoast Post Tension, a Keller Company, and DSI (Dywidag-Systems International), both owned by European companies. Regionally, there are a handful of firms that provide similar services. Throughout the entire United States there are approximately 40 companies like us. It is well known throughout the industry that both Suncoast and DSI are able to handle larger high rise projects but struggle in the SOG market because we offer labor as part of the total service and the others offer only materials. When they compete in our markets, they have to add the labor to be competitive from a service perspective.

Organization/Employees

     Our subsidiaries and operating units operate independently with respect to daily operations. Operating decisions must be approved by the business unit and/or corporate senior management. At December 31, 2010, we employed approximately 26 people with 5 at Corporate, and Operations consisting of 8 in Las Vegas, 5 in Phoenix, Arizona, 10 in Tucson, Arizona, 2 in Denver, Colorado and 4 in Commercial. None of our operational employees are represented by a union.  We consider our employee and contractor relations to be satisfactory. The number of employees we have at each location is dependent upon the sales volume. Because our business in cyclical and seasonal in nature, we have and will continue to experience swings in the number of employees we have. The table below presents our sales levels and the number of employees by quarter to give the reader a better understanding of our employment swings.

                                                                 First                                         Second                                        Third                                    Fourth
2010
Revenue                                            $2,479,326                                 $2,056,480                                  $1,261,870                            $1,230,020
Employees                                                      88                                               73                                                62                                          56

2009
Revenue                                           $1,819,080                                 $1,909,599                                   $2,386,219                            $1,832,837
Employees                                                      71                                              64                                                 90                                          95

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

     In 2009, the U.S. homebuilding industry as a whole experienced a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale, and this downturn continued in 2010. In many markets, a rapid increase in new and existing home prices over the past several years reduced housing affordability and tempered buyer demand. In particular, investors and speculators reduced their purchasing activity and instead stepped up their efforts to sell the residential property they had earlier acquired. These trends, which were more pronounced in markets that had experienced the greatest levels of price appreciation, resulted in overall fewer home sales, greater cancellations of home purchase agreements by buyers, higher inventories of unsold homes and the increased use by homebuilders, speculators, investors and others of discounts, incentives and price concessions to close home sales compared to the past several years.

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

     Home purchase contracts typically require only a small deposit, and in many states, the deposit is fully refundable at any time prior to closing. If the prices for new homes decline, interest rates increase or there is a downturn in local, regional or the national economy, home builders may increase sales incentives so homebuyers have financial incentive to terminate their existing home purchase contracts with our customers in order to negotiate for a lower price elsewhere or to explore other options. In 2010, many large homebuilders experienced a large increase in the number of cancellations, in part because of these reasons. Additional cancellations could have an adverse effect our customers and thus on our business and our results of operations.

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

     Our bylaws to make it easier for our majority stockholders to approve corporate actions without the need to call a meeting of all of our stockholders to vote on such corporate actions. The Delaware corporation laws that govern us require that certain corporate actions, such as a merger or sale of the Company, changes to our Certificate of Incorporation, and other actions, be approved by our stockholders prior to those actions becoming effective. Such stockholder approval can be obtained either by holding a stockholder meeting or, if our bylaws permit, by obtaining the written consent to such actions of stockholders owning a sufficient number of shares of stock to approve the actions (typically a majority of the outstanding shares of our stock). Our bylaws previously permitted action to be approved by written consent of our stockholders, but the bylaws required the written consent of all stockholders. We believe that obtaining the written consent of all stockholders to approve corporate action would be impracticable, due to the time and cost that would be required. Similarly, holding a meeting of stockholders to approve certain actions would involve additional legal and other expenses to the Company. Accordingly, our Board of Directors amended our bylaws to permit stockholder approval of corporate actions by the written consent of the holders of a majority of our outstanding voting shares, as permitted by Delaware law.

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

     We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002. As a public company, these new rules and regulations have increased our compliance costs in 2009 and beyond and made certain activities more time-consuming and costly.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     This Item is not applicable.

ITEM 2. PROPERTIES

     Our corporate headquarters are located at 1179 Center Point Drive, Henderson, Nevada 89074, where we lease 16,000 square feet of office and warehouse space. We lease 8,800 square feet of office and warehouse space at 2419 S. 49th Street, Phoenix, Arizona 85043; 6,000 square feet of office and warehouse space at 1441 W. Miracle Mile, Tucson, Arizona 85705, and 6,400 square feet of office and warehouse space at 9685 E. 102nd Avenue, Henderson, CO 80640 for our regional offices. The four previously mentioned locations are leased from Edward Hohman, our Chairman and Chief Executive Officer, and John Hohman, our Chief Operating Officer or entities owned or controlled by them. Edward Hohman and John Hohman are the Company’s principal shareholders. Rents were paid or accrued in favor of the shareholders, under one year operating leases with options to renew for an additional year, in the amount of $248,160 and $248,160 for the years ended December 31, 2010 and 2009.

ITEM 3. LEGAL PROCEEDINGS

     We have been involved in various legal and governmental proceedings from time to time incidental to our continuing business operations; however, as of December 31, 2010, there were no continuing legal suits, or any known pending litigation related to claimed construction defects as a result of services and products provide to our customers.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the fourth quarter of 2010.

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

     The table below sets forth, for the quarterly periods indicated, the range of high and low closing prices and cash dividends declared per quarter:

                                                                                                                                       2010                                                                                                                                                         2009
                                                                                                         High                                              Low                                         Dividends                                            High                                            Low                                                  Dividends
1st Quarter	$0.14	$0.07	$0.00	$0.05	$0.02	$0.00
2nd Quarter	$0.13	$0.08	$0.00	$0.13	$0.03	$0.00
3rd Quarter	$0.09	$0.07	$0.00	$0.12	$0.09	$0.00
4th Quarter	$0.14	$0.04	$0.00	$0.12	$0.07	$0.00

     As of March 31, 2011, there were approximately 116 holders of record of our common stock. We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our Board of Directors. We did not repurchase any shares that were outstanding and we have no Treasury Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table summarizes our equity compensation plans in effect as of December 31, 2010:

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     We did not purchase any outstanding shares of our stock during 2010.

     Because John Hohman and Edward Hohman are deemed to be ‘affiliated purchasers,’ as defined in SEC rules, any purchases by them would be aggregated with Company purchases for reporting purposes.  Neither of them purchased any shares during 2010.

ITEM 6. SELECTED FINANCIAL DATA

This item is not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Year Ended December 31, 2010 as compared to Year Ended December 31, 2009

     The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of our net sales:

                                                                                                                                           Year Ended
                                         December 31,
                                                                                               2010%                       2009%
                                                                                          --------------                     -------                 --------------                  - ------
Net sales                                                                       $   7,027,696                   100.0%               $   7,947,735               100.0%

Cost of sales	6,442,589	91.7% 7,020,400	88.3%
       ---------------                   ----------                ---------------                ---------
Gross profit                                                                        585,107                       8.3%                         927,335           11.7%

Operating Expenses:
Selling, general and administrative                             2,342,188                      33.3%                     2,747,404                 34.6%
                                                                                       --------------                     ---------                ----------------               ----------
Loss from operations                                                  (1,757,081)                   (25.0%)                  (1,820,069)               (22.9%)
       --------------                    ---------                 ----------------              ----------
Other income (expense)
Interest income (expense), net                                       (95,085)                     (1.4%)                       (43,138)            (0.5%)
Gain (loss) from disposal of property
                  and equipment                                                   1,845                          --                            (19,950)                 (0.3%)
Other income (expense), net                                              3,108                          --                                   680                      --
                                                                                       --------------                   -----------              ----------------              -----------
Total other income (expense)                                        (90,132)                     (1.3%)                       (62,408)            (0.8%)
                                                                                       --------------                   -----------              ----------------              -----------
Loss before provision for income taxes                  (1,847,213)                   (26.3%)                  (1,882,477)          (23.7%)
                                                                                       --------------                   -----------             -----------------            ------------
Income tax (provision) benefit                                             --                             --                                  --                         --
                                                                                       --------------                   -----------             -----------------            ------------
Net loss                                                                   $   (1,847,213)                   (26.3%)               $ (1,882,477)               (23.7%)
                                                                                     =========                  =======           ===========         =======
Results of Operations

     During the years ended December 31, 2010 and 2009, the U.S. housing market was impacted by a lack of consumer confidence, decreased housing affordability, and large supplies of resale and new home inventories and related pricing pressures. These factors contributed to weakened demand for new homes, slower sales, higher cancellation rates, and increased price discounts and selling incentives to attract homebuyers, compared with the years ended December 31, 2007 and 2006, when we had experienced record growth in our operations. As a result, gross margins recorded during the years ended December 31, 2010 and 2009 decreased from the same periods in the prior years.

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

Net sales

     Net sales totaled $7,027,696 for the year ended December 31, 2010, as compared to $7,947,735 for the same period in 2009, or a decrease of 11.5%. The Las Vegas Sun reported that new home sales are down 48 percent in Las Vegas in 2010 but local builders anticipate that 2011 will be the beginning of a recovery in the local housing market The Phoenix Business Journal reports that the housing market in Phoenix rebounded slightly in late 2010, with strong investor activity.  Currently, there remain mixed opinions on the outlook for 2011. Our revenue is derived from new construction of residential housing and is directly related to new home sales and permits for new residential construction. The decreased activity of new residential home construction has been pronounced in Las Vegas, Nevada and Phoenix, Arizona in the past two years and has resulted in reduced sales level and gross margin.

Cost of sales

     Cost of sales, including all installation expenses, during the year ended December 31, 2010 was 91.7% of net sales, as compared to 88.3% in 2009.

    A breakdown of our components of costs of goods sold as a percentage of sales by quarter between 2010 and 2009 is as follows:
                                                   First                            Second                                       Third                                       Fourth
 2010
 Sales                                   $  2,479,326                  $  2,056,480                              $  1,261,870                              $  1,230,020
Material                                            68%                              67%                                          74%                                           61%
 Labor                                               16%                              18%                                          17%                                           14%
 Other                                                 4%                                2%                                            4%                                             3%
Fixed production costs                    3%                               5%                                            6%                                             6%
   ------------                   -------------                                -------------                                 -------------
 TOTAL                                            91%                             92%                                        101%                                          84%

2009
 Sales                                    $  1,819,080                  $  1,909,599                             $  2,386,219                             $  1,832,837
Material                                             64%                              71%                                         49%                                          78%
 Labor                                                18%                              18%                                         21%                                          30%
 Other                                                  1%                                2%                                           3%                                            3%
Fixed production costs                    5%                                4%                                           3%                                            5%
   ------------                    -------------                                -------------                              --------------
 TOTAL                                           88%                              95%                                         78%                                        116%

     Prices on steel strand, rebar and plastic all experienced significant price increases starting beginning in March 2009, which we were unable to pass on to customers.  Since then, prices have begun to return closer to historic levels as demand has dropped considerably.

     Inventory was $319,639 at December 31, 2010 and $565,742 at December 31, 2009.

Selling, general and administrative expenses

     Selling, general and administrative expenses for the year ended December 31, 2010 were $2,342,188 or 33% of net sales as compared to $2,747,404  or 35% of net sales during the prior year. We hired marketing personnel to launch our Commercial Division, incurred continuing legal expenses and incurred consulting fees related to being a public company. Our Chief Executive Officer and Chief Operating Officer, who together own approximately 76% of the outstanding shares of common stock, had combined salaries of $500,000 per year; however beginning in September, 2009, the salaries were reduced to $250,000 per annum for the remainder of 2009 and all of 2010.

Provision for income taxes

     The Company did not record a provision for income taxes prior to 2007, as PTNV was an S corporation until April 2007. The Company recorded a Deferred Tax Asset at December 31, 2007 of $38,246 to reflect the expected benefit of a 2007 loss carry-forward. For the year ended December 31, 2009, the Company wrote off the Deferred Tax Asset and established a full valuation allowance against any tax benefits of the prior and current year operating losses, because there is no assurance that the net operating losses will be available for use by the Company.  No provision was included for 2010 for the same reasons.

Liquidity and Capital Resources
We have historically met our capital requirements through profits generated from operations and/or borrowings on our line of credit with Bank of Nevada which was extended to July 2010. Our cash balance decreased $133,874 from $155,254 at December 31, 2009 to $21,380 at December 31, 2010. This decrease was primarily attributed to cash flow uses of $1,847,213 from the net loss and $599,674 from the decrease in accounts receivable, which were partially offset by cash flow sources of $142,920 from the decrease in accounts payable, $361,839 from line of credit advances, $246,104 from inventory decreases, $129,974 from non cash depreciation and $500,000 from shareholder loans.

In our opinion, available funds will satisfy our capital requirements for the next 12 months. However, we may need to borrow additional amounts on our  line of credit, for which over $69,000 remains unused at December 31, 2010.

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

Related Party Transactions

We lease substantially all of our office, maintenance and warehouse facilities from Edward Hohman, President, and John Hohman, Chief Operating Officer, who are our principal shareholders, under one year operating leases.  Rents were paid or accrued in favor of these shareholders in the amount of $248,160 and $248,160 for the years ended December 31, 2010 and 2009, respectively.

During the year ended December 31, 2009, the our principal officers, Edward Hohman and John Hohman, entered into a line of credit agreement with the Bank of Nevada on our behalf.  This line of credit carried a maximum limit of $1,700,000, required monthly interest-only payments, and had a variable interest rate of one percentage point over prime rate as published by the Wall Street Journal (5.0% and 4.25% at December 31, 2010 and 2009, respectively).  Effective August 21, 2010, the agreement was amended to add an interest rate floor of 5% on the variable interest rate.  The line matured on July 24, 2010 and is renewable annually.  The balance outstanding on the line of credit – related party at December 31, 2010 and 2009 was $1,630,285 and $1,268,446, respectively.

The Company’s principal officers, Ed Hohman, President, and John Hohman, Chief Operating Officer, each advanced $250,000 in loans to the Company for operating expenses on April 13, 2010. The loans accrue interest at an annual rate of 5% and mature on December 31, 2011. At December 31, 2010, the loans had accrued interest payable of $18,014.

OUTLOOK

     As a result of the increasingly challenging operating environment that developed in 2007 and continued in 2009 and 2010, we entered 2010 with a substantial decrease in backlog compared to year-earlier levels. This substantial decrease in our backlog reflects lower backlog levels in each of our regions and stems largely from declining orders for new homes. It is also reflected directly in our reduced gross revenues for 2010.

     While it is too early to extrapolate our experience in the first three months of 2011 to the remainder of the year, we do not expect current difficult market conditions in U.S. housing markets to improve significantly, or at all, in 2011 although we expect that 2011 will be the last year of nor flat growth in our market. These conditions, which include an oversupply of new and resale home inventories in certain markets, uncertainty in the relevant credit markets due to the recent problems with sub-prime mortgages, lack of affordability in some areas and greater competition, have encouraged many homebuilders and other sellers of residential real estate to aggressively employ discounts, incentives and price concessions to close home sales. Until the supply of unsold homes is reduced and affordability improves, we expect the current oversupply of new and resale homes to continue. Because the markets in which we operate have experienced varying degrees of difficulty, we expect them to improve at different rates with some markets recovering faster than others.

     We believe the general health of the U.S. economy, including still historically low interest rates but growing unemployment levels, and the increased attention form the US and state governments to the economy in general and the home-building industry in particular, bodes well for the eventual recovery of the homebuilding industry and our long-term future financial performance. However, in the near-term, economic data suggest that U.S. consumer demand for residential housing at current prices remains soft. The U.S. Census Bureau recently reported that single-family housing starts in December 2010 were lower than in December 2009, while the median sales price for new homes for December 2010 is approximately 27.8% below the year-earlier period. Meanwhile, as speculative investors exit the market and consumers delay or cancel home purchases, an oversupply of unsold inventory continues to produce supply/demand imbalances. We believe it will take time for individual housing markets to work through excess supply and that conditions will not improve until late-2011 or 2012 at the earliest.

     In light of the present operating environment, we anticipate that our unit revenues, gross margins, net income and earnings per share in 2011 will remain flat for our current operations. If current net order or selling price trends worsen, or if economic factors, including inflation, interest rates, consumer confidence or employment, deteriorate, our 2011 performance will likely worsen as well. Entering the new year, we remain focused on the disciplines of our operational business model to manage through this downturn. Specifically, we are continuing to align our organization with anticipated flat unit sales volumes in 2011 and we are actively seeking opportunities to improve our cost structure and maximize performance. Longer term, we believe that our disciplined operating approach and strong financial position will allow us to capitalize on improvements in the U.S. housing market as they occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN POST TENSION, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                                                                                                                                                                                                                                                                                                                    Page

      Report of Independent Registered Certified Public Accounting Firm …..…………...……………………......   F-1
      Consolidated Balance Sheets as of December 31, 2010 and 2009 ...  F-2
      Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009 ...   F-3
      Consolidated Statements of Stockholders’ Equity for  the Years Ended December 31, 2010 and 2009 ...   F-4
      Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009 ...  .F-5

      Notes to Consolidated Financial Statements ...  F-6

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American Post Tension, Inc.
Henderson, Nevada

We have audited the consolidated balance sheets of American Post Tension, Inc. and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. American Post Tension, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Post Tension, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 13 to the consolidated financial statements, the Company has suffered recurring losses and operating cash outflows.  Those conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 13.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Winter Park, Florida
March 31, 2011

AMERICAN POST TENSION, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009

	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$21,380	$155,254
Accounts receivable, net of $139,000 and $43,102 allowance for doubtful accounts	885,906	1,485,580
Inventory	319,639	565,742
Total current assets	1,226,925	2,206,576

Property and equipment net of accumulated depreciation of $1,687,724 and $1,580,196	547,530	678,159
Other assets	612	612
TOTAL ASSETS	$1,775,067	$2,885,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$926,035	$1,069,351
Taxes payable	657	261
Shareholder loans payable	500,000	--
Accrued interest on shareholder loans	18,014	--
Line of credit-related party	1,630,285	1,268,446
Total current liabilities	3,074,991	2,338,058
Shareholders’ equity
Common stock, par value $0.0001, 50,000,000 shares authorized and 34,366,600 shares issued and outstanding	3,436	3,436
Additional paid-in capital	5,174,707	5,174,707
Retained earnings (deficit)	(6,478,067)	(4,630,854)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(1,299,924)	547,289
TOTAL LIABILITIES AND CAPITAL	$1,775,067	$2,885,347

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN POST TENSION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009

	2010 2009
INCOME
Sales	$7,027,696	$7,947,735
Cost of sales	6,442,589	7,020,400
GROSS MARGIN	585,107	927,335
EXPENSES
General and administrative:	2,342,188	2,747,404
INCOME (LOSS) FROM OPERATIONS	(1,757,081)	(1,820,069)
Other income and expenses:
Other income, net	3,108	680
Gain (loss) on disposal of property and equipment Interest income (expenses) net	1,845 (95,085)	(19, 950) (43,138)
Total other income and expenses	(90,132)	(62,408)
NET INCOME (LOSS) BEFORE INCOME TAX	(1,847,213)	(1,882,477)
Provision for income tax	--	--
NET INCOME (LOSS)	$(1,847,213)	$(1,882,477)

Net income (loss) per share- basic and diluted	$(0.05)	$(0.05)

Weighted average common shares outstanding
Basic	34,366,600	34,366,600
Diluted	34,366,600	34,366,600

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN POST TENSION, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2010 and 2009

                                                                                                                                                                     Additional                   Retained                  Total
                                                                                                                         Common                               Paid-in                       Earnings            Shareholders’
                                                                                                            Shares                  Amount               Capital                        (Deficit)           Equity
                                                                                                                  #                            $                           $                                  $                       $
                                                                                                            --------------------------------------------------------------------------------------------------------------

Balances at 12/31/2008                                                                   34,366,600               3,436                 5,174,707                   (2,748,377)         2,429,766

Net loss                                                                                                           --                      --                               --                  (1,882,477)             (1,882,477)
                                           ---------------------------------------------------------------------------------------------------------------
Balances at 12/31/2009                                                                   34,366,600               3,436                 5,174,707                   (4,630,854)                 547,289

Net loss                                                                                                           --                      --                              --                    (1,847,213)            (1,847,213)
                                          ----------------------------------------------------------------------------------------------------------------
Balances at 12/31/2010                                                                    34,366,600             3,436                  5,174,707                    (6,478,067)            (1,299,924)
                                                                                                          ================================================================

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN POST TENSION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009

2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,847,213)	$(1,882,477)
Depreciation and amortization	129,974	166,209
Loss on disposal of property and equipment Adjustments to reconcile net loss to net cash used by operations:	655	19,950
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	599,674	(82,761)
Inventory	246,103	80,291
Prepaid expenses and other assets	--	21,044
Increase (decrease) in:
Accounts payable and accrued expenses	(142,920)	947,799
Accrued interest on shareholder notes	18,014	--
NET CASH USED BY OPERATING ACTIVITIES	(995,713)	(729,945)

CASH FLOWS USED BY INVESTING ACTIVITIES
Acquisition of property and equipment	--	(15,527)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of line of credit (net)	361,839	428,446
Shareholder loans	500,000	--
NET CASH PROVIDED BY FINANCING ACTIVITIES	861,839	428,446

NET CASH INCREASE (DECREASE) FOR THE YEAR	(133,874)	(317,026)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	155,254	472,280
CASH AND CASH EQUIVALENTS AT END OF YEAR	$21,380	$155,254

SUPPLEMENTAL DISCLOSURES:
Interest paid	$95,085	$43,350
Income taxes paid	$--	$--

                                                                                                                               The accompanying notes are an integral part of these consolidated financial statements

AMERICAN POST TENSION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2010

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
FOR THE YEAR ENDED DECEMBER 31, 2010

Note 2. Significant Accounting Policies (continued)

Concentrations of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of cash which is insured by the FDIC up to balances of $250,000. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. At December 31, 2010, the Company deposits did not exceed FDIC insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of the related assets, which range from 5 to 27.5 years. Leasehold improvements are amortized over the lesser of the estimated life of the asset or the lease term. The lease terms for buildings leased from shareholders are one year with options to renew for an additional year. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized. Upon retirement or other disposition of equipment, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in earnings.

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
FOR THE YEAR ENDED DECEMBER 31, 2010

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

The Company has adopted the provisions of FASB ASC 740-10-50. As a result of this implementation of FASB ASC 740-10-50, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by the codification. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax positions through January 1, 2010. The Company’s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.

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

Advertising Costs

 Advertising costs are expensed as incurred and were approximately $1,603 and $6,205 for the years ended December 31, 2010 and 2009, respectively.

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
FOR THE YEAR ENDED DECEMBER 31, 2010

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

Stock-based compensation expense recognized under Topic 718 for each of the years ended December 31, 2010 and 2009 was $ 0.

Reclassifications

Certain amounts reported in the 2009 consolidated financial statements have been reclassified to conform to current year presentation.  These reclassifications had no impact on net income (loss) or retained earnings (deficit).

NOTE 3: ACCOUNTS RECEIVABLE

 Accounts receivable as of December 31, 2010 and 2009, are summarized as follows:

                                                                              2010                                                    2009
                                                                     ------------------                                    ----------------
Accounts receivable                                $     1,024,906                                     $   1,528,682
Allowance for doubtful accounts                  (139,000)                                            (43,102)
                                                                    ------------------                                   -----------------
Net amount                                                $        885,906                                     $   1,485,580
                                                                  ===========                                   ==========

During the years ended December 31, 2010 and 2009, the Company adjusted its allowance for doubtful accounts by $95,898 and $(31,898), respectively.  As of December 31, 2010 and 2009, the allowance for doubtful accounts was $139,000 and $43,102, respectively.

The Company’s top ten customers comprised 53% of sales during the year ending December 31, 2010. The top ten customers comprised 58% of sales during the year ended December 31, 2009.

NOTE 4: PROPERTY AND EQUIPMENT, NET

As of December 31, 2010 and 2009 the Company’s property and equipment, net of depreciation, is comprised of:

                                                                                         2010                                                               2009
 Buildings                                                                $       372,564                                             $      372,564
 Leasehold improvements                                              219,140                                                    219,140
 Transportation equipment                                            522,307                                                    545,408
 Machinery and equipment                                            960,814                                                    960,814
 Furniture, fixtures and office equipment                       33,060                                                      33,060
  Computers                                                                        52,875                                                      52,875
  Software                                                                            74,494                                                     74,494

AMERICAN POST TENSION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2010

NOTE 4: PROPERTY AND EQUIPMENT, NET (continued)

                                                                                 2,235,254                          2,258,355
Less: Accumulated depreciation                      (1,687,724)                       (1,580,196)

Total net fixed assets                                     $       547,530                     $      678,159

     Depreciation and amortization related to property and equipment was $129,974 and $166,209 during the years ended December 31, 2010 and 2009, respectively.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 2010 and 2009 consisted of the following:

                                                                               2010                                            2009
                                                                  ------------------------                  -----------------------
Accounts payable                                $             897,350                        $         1,023,037
Payroll accrual and payroll taxes                         28,685                                        46,314
                                                                              -------------                              ---------------
Total                                                       $              926,035                       $          1,069,351
                                                                             ========                            =========

NOTE 6: RELATED PARTY TRANSACTIONS

The Company leases substantially all of its office, maintenance and warehouse facilities from Edward Hohman, President, and John Hohman, Chief Operating Officer, who are the Company’s principal shareholders, under one-year operating leases. Rents were paid or accrued in favor of the shareholders in the amount of $248,160 during the year ended December 31, 2010, and $248,160 during the year ended December 31, 2009.  The Company is committed to pay rents in the amount of $248,160 in 2011.

NOTE 7: LINE OF CREDIT AND SHAREHOLDER NOTES-RELATED PARTY

During the year ended December 31, 2009, the Company’s principal officers, Edward Hohman and John Hohman, entered into a line of credit agreement with the Bank of Nevada on behalf of the Company.  This line of credit carried a maximum limit of $1,700,000, required monthly interest-only payments, and had a variable interest rate of one percentage point over prime rate as published by the Wall Street Journal (5.0% and 4.25% at December 31, 2010 and 2009, respectively).  Effective August 21, 2010, the agreement was amended to add an interest rate floor of 5% on the variable interest rate.  The line matured on July 24, 2010, is renewable annually and was renewed to July 24, 2011.  The balance outstanding on the line of credit – related party at December 31, 2010 and 2009 was $1,630,285 and $1,268,446 respectively.

The Company’s principal officers, Ed Hohman, President, and John Hohman, Chief Operating Officer, each advanced $250,000 in loans to the Company for operating expenses on April 13, 2010. The loans accrue interest at an annual rate of 5% and mature on December 31, 2011. At December 31, 2010, the loans had accrued interest payable of $18,014.

NOTE 8: STOCKHOLDERS’ EQUITY

No shares of common stock were issued in 2009 or 2010.  A total of 34,366,600 common shares remain issued and outstanding.

AMERICAN POST TENSION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2010

NOTE 8: STOCKHOLDERS’ EQUITY (continued)

NOTE 9: STOCK OPTION PLAN

The Board of Directors of Magic, on November 24, 2002, adopted the Company’s 2002 Non-Statutory Stock Option Plan (‘Plan’) so as to provide a critical long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company and its subsidiaries, if any. The Board of Directors believes that the Company’s policy of granting stock options to such persons will continue to provide it with a critical advantage in attracting and retaining qualified candidates. In addition, the Plan is intended to provide the Company with maximum flexibility to compensate plan participants. It is expected that such flexibility will be an integral part of the Company’s policy to encourage employees, non-employee directors, consultants, attorneys and advisors to focus on the long-term growth of stockholder value. The Board of Directors believes that important advantages to the Company are gained by an option program such as the 2002 Plan which includes incentives for motivating employees of the Company, while at the same time promoting a closer identity of interest between employees, non-employee directors, consultants, attorneys and advisors on the one hand, and the stockholders on the other. As of December 31, 2010, no options have been granted pursuant to the plan.

NOTE 10: INCOME TAXES

The Company accounts for income taxes under Statement FASB ASC Topic 740-10, ‘Accounting for Income Taxes (‘SFAS No.109’). SFAS No.109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Prior to the reverse merger in April, 2007, the Company and its stockholders elected to be taxed under subchapter S of the Internal Revenue Code. As a result, all income and losses were reported by the Company’s stockholders. At the end of 2007, there was a total of $38,246 reported as a Deferred Tax Asset related to operating loss carry-forwards. During 2009, the Company incurred additional operating losses; however, due to uncertainty whether those operating losses will be available to offset future revenues, the Company determined to eliminate the existing Deferred Tax Asset of $38,426, and establish a full valuation allowance for the tax benefit of operating losses which expire in 2028.

The following is a reconciliation of income taxes computed using the statutory Federal rate to the income tax expense in the financial statements for December 31, 2010 and 2009.

      Income tax benefit at the federal statutory rate                                                               34%
      Effect of operating losses                                                                                                 (34)%

As of December 31, 2010 and 2009, the Company had net operating losses for federal and state income tax purposes totaling approximately $6,478,067 and $4,630,854, respectively. The following is a schedule of deferred tax assets as of December 31, and 2010 and 2009:
                                                                                             December 31, 2010                                December 31, 2009

      Net operating loss                                                      $             6,478,067                                  $             4,630,854

      Net deferred tax asset                                                $             2,386,000                                  $             1,718,000

      Valuation allowance                                                  $           (2,386,000)                                  $           (1,718,000)

The change in the valuation allowance for 2010 was $668,000.

AMERICAN POST TENSION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2010

NOTE 10: INCOME TAXES (continued)

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

NOTE 11: NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated in accordance with Topic 260-10 FAS B Codification, which requires presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share excludes dilution, and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. During the year ended December 31, 2010 and for all prior years, diluted net income (loss) per share is computed in the same manner as basic net income (loss) per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method), and (2) the effect of unvested shares of common stock outstanding. Anti-dilutive instruments are not considered in this calculation.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the years ended December 31, 2010 and 2009:

                                                                                                                                                                                      2010                                                       2009
      NUMERATOR:
      Income available to common shareholders                                                                                                $ (1,847,213)                                           $   (1,882,477)
      Numerator for net income (loss) per
      common share-basic and diluted                                                                                                                    (1,847,213)                                                (1,882,477)

      DENOMINATOR:
      Weighted average common shares                                                                                                               34,366,600                                                 34,366,600
      Effect of dilutive securities:
      Options                                                                                                                                                                             --                                                                --
      Restricted shares                                                                                                                                                             --                                                                --

      Denominator for net income per common share-
      basic and diluted                                                                                                                                             34,366,600                                                34,366,600

      Net income per common share:

      Net income (loss) -basic                                                                                                                             $           (0.05)                                         $             (0.05)
      Net income (loss) -diluted                                                                                                                          $           (0.05)                                         $             (0.05)

AMERICAN POST TENSION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2010

NOTE 12: INFORMATION ABOUT MAJOR CUSTOMERS

The Company had one major customer which individually comprised more than 10% of the Company revenues in 2010 compared to three in 2009.   The top ten customers accounted for 60 percent of the Company’s total revenues.

The Company has 88 active customers. Most of them are contractors, concrete suppliers and other subcontractors to the construction industry. The top 10 customers accounted for $4,248,103 in our revenues for the year ended December 31, 2010.

NOTE 13:  GOING CONCERN

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

We currently have over $69,000 of unused capacity of the line of credit.  Additionally, our principal shareholders, Edward Hohman, President, and John Hohman, Chief Operating Officer, have committed to fund any operating shortfall for a reasonable amount of time.

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
             FINANCIAL DISCLOSURE

 None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of December 31, 2010, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control’
Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

     The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under COSO and SEC rules were:

(1)           Lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's consulting financial adviser under the supervision of our Chief Executive Officer in connection with the preparation of our financial statements as of December 31, 2010.

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

Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and contract Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2010, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

     Based on its assessment, our management concluded that, as of December 31, 2010, our internal control over financial reporting was ineffective based on the material weaknesses identified above.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

     There have been no changes in our internal control over financial reporting during our fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

     None.

                             PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

     Our directors and our executive officers during 2010 are as follows:

  Name                                           Age                                           Position

Edward Hohman                            55                                 President, Chief Executive Officer
John W. Hohman                          56                                 Chief Operating Officer and Director
Paul Lisak                                       67                                 Director
Sabatha Golay                               37                                 Secretary and Treasurer

     Each director holds office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. Executive officers are elected annually and serve at the discretion of our Board of Directors.

     In July, 2009, the Company entered into a consulting agreement with CF Consulting, LLC to provide financial consulting services to the Company, and to designate a contract chief financial officer for the Company.  Under that Agreement, CF Consulting, LLC receives $5,000 per month for its services and is entitled to receive 50,000 shares of our common stock which will be issued in 2011.

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

     In consideration for his service on the Board for the year ended December 31, 2008, we have agreed to issue 25,000 shares of our Common Stock to Mr. Lisak and to issue to him warrants to purchase 50,000 shares of our Common Stock at a price of $1.00 per share. We also have agreed to issue an additional 25,000 shares of Common Stock and to issue additional warrants as described above to each current or future independent director in each year they are re-elected to the Board or otherwise are serving as Board members. We also have agreed to pay each of them $1,000 for each meeting of the Board or any committee thereof that they attend in person and $500 for each meeting of the Board or any committee thereof that they attend by telephonic or other electronic means and to reimburse their costs of attending such meetings. No warrants were issued during 2010 or are outstanding at December 31, 2010.

Board Meetings and Committees; Annual Meeting Attendance

     No incumbent director attended fewer than 75% of our Special meetings. In addition, the special committee of independent directors, referred to above under the heading ‘Internal Control Over Financial Reporting; Restatement of Consolidated Financial Statements, Special Committee and Company Findings, held telephonic meetings, all of which were attended by Mr. Lisak. We do not have a formal policy with regard to board members’ attendance at annual stockholders’ meetings.

     We currently do not have standing committees of our Board of Directors. Our current Board consists of the two directors who composed the Board of Directors of Post Tension of Nevada prior to the Merger, namely Edward Hohman and John Hohman, and one remaining member added in connection with the Merger, namely Paul Lisak.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     During our fiscal year ended December 31, 2010, the following persons were required to file reports with the SEC:  Edward Hohman; John W. Hohman; Paul Lisak, and Sabatha Golay. Based on Company records and other information, the Company believes that all SEC filing requirements under Section 16(a) of the Exchange Act applicable to its directors, officers, and owners of more than 10% of its common shares were complied with for 2010.

Code of Conduct

     The Company adopted a Code of Ethics and filed it with the SEC as Exhibit 14 to the Company’s Current Report on Form 8-K filed June 28, 2007.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Program Elements

     The following table sets forth information concerning the compensation of our Chief Executive Officers, our Chief Operating Officer and our Chief Financial Officer who served in such capacities during the fiscal year that ended December 31, 2010 and the fiscal year ended December 31, 2009 (the ‘named executive officers’).
                                                                                                                                                                               Nonqualified
                                                                                                                                                Non-Equity              Deferred
Name and                                                                                     Stock                              Incentive Plan       Compensation             All Other
Principal                                                                                      Awards         Option      Compensation          Earnings                Compensation               Total
Position                                     Year                      Salary($)          ($)            Awards               ($)                           ($)                              ($)                              ($)
(a)                                                 (b)                             (c)               (e)               ( f)                     (g)                           (h)                              (i)                               (j)

Edward Hohman
Chairman and CEO(1)             2010                      $250,000           $0               $0                      $0                            $0                                $0                       $250,000
                   2009                      $250,000           $0               $0                      $0                            $0                                $0                       $250,000
                                                   2008                      $432,692           $0               $0                      $0                            $0                                $0                       $432,692
John Hohman
   COO (2)                                 2010                      $250,000           $0               $0                      $0                            $0                                 $0                      $250,000
                  2009                      $250,000           $0               $0                      $0                            $0                                 $0                      $250,000
                                                  2008                      $432,692           $0               $0                      $0                            $0                                 $0                      $432,692

C. Dean Homayouni              2010                     $            0          $0               $0                       $0                            $0                                 $0                      $          0
   CFO (3)                                 2009                     $            0          $0               $0                       $0                            $0                                 $0                      $          0
   CFO (3)                                 2008                     $   64,709          $0               $0                       $0                            $0                                 $0                      $ 64,709

(1)	Edward Hohman’s salary was $500,000 during the year ended December 31, 2008 and until September 2009, when it was reduced to $250,000. It remained at $250,000 for 2010.

(2)	John Hohman’s salary was $500,000 during the year ended December 31, 2008 and until September 2009, when it was reduced to $250,000. It remained at $250,000 for 2010.

(3)
In connection with our employment of Dean Homayouni as our Chief Financial Officer, the Company agreed to issue up to 500,000 shares of our common stock to him. Mr. Homayouni’s Employment Agreement provided for equity compensation to him in the form of 83,333 shares of our common stock  to be issued on January 2, 2009; 83,333 shares of our common stock to be issued on the first anniversary date of the Employment Agreement; and an additional 13,889 shares of common stock to be issued each month thereafter for 24 months. Mr. Homayouni’s base cash compensation under his employment agreement was $150,000 per year. On March 12, 2009, Mr. Homayouni delivered to the Company a notice of termination pursuant to the terms of his employment agreement. Mr. Homayouni  demanded arbitration of the alleged disputed matters and filed an arbitration claim for $150,000. The Company also has filed an action against him.  All pending matters have now been resolved, and Mr. Homayouni was paid a total of $30,000 in settlement early in 2010.

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

     We have not executed employment agreements with either Edward Hohman or John Hohman. We did have an employment agreement with C. Dean Homayouni, which provided for a three-year term of employment, subject to earlier termination by us either with or without ‘cause,’ and by Mr. Homayouni either with or without ‘good reason,’ as those terms are defined in the Employment Agreement. In connection with our employment of Mr. Dean Homayouni as our new Chief Financial Officer, the Company agreed to issue up to 500,000 shares of our common stock to him. Mr. Homayouni’s Employment Agreement provides for equity compensation to Mr. Homayouni in the form of 83,333 shares of our common stock to be issued on January 2, 2009; 83,333 shares of our common stock to be issued on the first anniversary date of the Employment Agreement; and an additional 13,889 shares of common stock to be issued each month thereafter for 24 months. In the event that Mr. Homayouni’s employment is terminated by us or by him for any reason, or in the event of a ‘Change in Control’, all vested equity compensation is due and payable to Mr. Homayouni. On March 12, 2009, Mr. Homayouni delivered to the Company a notice of termination pursuant to the terms of our employment agreement with him. Mr. Homayouni has demanded arbitration of the disputed matters between the Company and him, as provided in our employment agreement with him, and has filed an arbitration claim for $150,000. The Company also has filed an action against him.  All pending matters have now been resolved, and Mr. Homayouni was paid a total of $30,000 in settlement early in 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

     The following table provides information regarding security holders who own more than 5% of all outstanding shares of our common stock as of March 31, 2011:

                                                                                                                                                         Percentage of Outstanding
 Name and Address of                                                                  Beneficial Ownership              Common Shares on
  Beneficial Owner                                                                          of Common Shares                      March 31, 2011

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

Security Ownership of Management.

     The table below shows the number of our common shares beneficially owned as of March 31, 2011 by each of our Directors and each of our Executive Officers , as well as the number of shares beneficially owned by all of our Directors and Executive Officers as a group. None of the Executive Officers or Directors has been issued any Stock Options as of March 31, 2011

Directors And Named Executive Officers                                                                                   Exercisable Stock                                   Percentage of
                                                                                                         Shares(1)                                       Options                                              Outstanding Shares
Edward Hohman                                                                           13,928,000                                             -                                                             38.6%
John Hohman                                                                                13,178,500                                             -                                                            38.4%
Paul Lisak                                                                                              50,000                                             -                                                                     -
                                                                                                        --------------                                    ---------------                                                  --------------
All Directors and Executive Officers as
a group (3), including the above                                                27,156,500                                             -                                                             77.0%
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

     The Company leases substantially all of its office, maintenance and warehouse facilities from Edward Hohman, President, and John Hohman, Chief Operating Officer, who are the Company’s principal shareholders, under one-year operating leases. Rents were paid or accrued in favor of the shareholders in the amount of $248,160 during the year ended December 31, 2010, and $248,160 during the year ended December 31, 2009. The leases have one year terms with options to renew for additional one year terms. The leases were renewed for the year ending December 31, 2011 on the same terms that were in effect for the year ended December 31, 2010.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

     The following table presents fees for professional audit services rendered by Moss, Krusick & Associates, LLC and Berman, Hopkins, Wright & LaHam, CPAs and Associates, LLC for the audit of the Company’s annual financial statements for the years ended December 31, 2010 and 2009, and fees billed for other services rendered by Berman, Hopkins, Wright & LaHam, CPAs and Associates, LP during those periods.

                                                                              2010                                 2009

      Audit                                                         $ 34,886                           $ 34,049
      Audit-Related                                                     --                                       --
      Tax                                                                        --                                       --
      Other                                                                    --                                       --
                                                                         -----------                           -----------
                                                                         $ 34,886                           $  34,049
                                                                       =======                          =======
Audit services consisted principally of the audit of the consolidated financial statements included in the Company’s Annual Report on Form 10-K and reviews of the consolidated financial statements included in the Company’s Quarterly
Reports on Form 10-Q. The Company did not engage Moss, Krusick & Associates, LLC and Berman, Hopkins, Wright & LaHam, CPAs and Associates, LLC during the years ended December 31, 2010 and 2009 for other audit or tax servics. In the absence of an Audit Committee, the entire Board of Directors approves all of the fees paid to the auditors.

                                PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 Exhibit
 Number                        Description

 31*                      Section 302 Certification of Principal Executive Officer

32*                      Section 906 Certification of Principal Executive Officer

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
          Dated: March 31, 2011

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

      /s/ EDWARD HOHMAN
      -----------------------------
      Edward Hohman                                           Director, Chairman, and
                                                                       Chief Executive Officer (Principal
                                                                                Executive Officer)                                            March 31, 2011
      /s/ JOHN HOHMAN
      -----------------------------
      John Hohman                                         Director, Executive Vice President
                                                                             and Chief Operating Officer                              March 31, 2011

      /s/ PAUL LISAK
      -----------------------------
      Paul Lisak                                                                    Director                                                  March 31, 2011

LIST OF EXHIBITS FILED

 Exhibit
  Number                                 Description

 31                                Certification of Chief Executive and Financial Officer of American Post Tension, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32                                Certification of Chief Executive and Financial Officer of American Post Tension, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002