Form 10-Q
period 2011-06-30
AMERICAN POST TENSION, INC.
filed 2011-08-22
CIK 1205332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934
For the Quarterly Period Ended June 30, 2011
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
For the Transition Period From ____ To______

Commission file number: 0-50090

CROWN CITY PICTURES, INC.
( Exact Name of Registrant as Specified in its Charter)

AMERICAN POST TENSION, INC.
(Former Name if Changed Since Last Report)

Delaware	13-3926203
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1365 N. Courtenay Parkway, Suite A, Merritt Island, FL	32953
(Address of principal executive offices)	(Zip Code)
(321)-452-9091
(Registrant’s Telephone Number, Including Area Code )

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
Yes [X ] No [ ]

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
Yes [ ] No [ X]

As of August 22, 2011, there were 31,242,175 shares of Common Stock ($0.001 par value) outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWN CITY PICTURES, INC. Formerly Known As American Post Tension, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

June 30, 2011

ASSETS

CURRENT ASSETS
Cash	$ 301

Total current assets	301

Property, plant and equipment (net)	3,037

Total assets	$ 3,338

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value; 50,000,000
shares authorized. 31,242,175
shares issued and outstanding	$ 3,124
Preferred Stock, $0.0001 par value; 1,000,000
shares authorized and outstanding	100
Additional paid in capital	326
Deficit accumulated during the development stage	(212)

Total stockholders' equity (deficit)	3,338

Total liabilities and stockholders' equity	$ 3,338

CROWN CITY PICTURES, INC. Formerly Known As American Post Tension, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

For the Period from Inception, April 27, 2011, to June 30, 2011

REVENUES	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Depreciation	116
Travel and entertainment	24
Bank service charges	40
Dues and subscriptions	32
Loss from operations	(212)
OTHER INCOME (EXPENSE)
Interest, net	-
Net loss	$ (212)
Earnings per share-basic and diluted	$ 0.00
Weighted Average Shares-basic and diluted	34,515,455

CROWN CITY PICTURES, INC. Formerly Known As American Post Tension, Inc.
(A Development Stage Company)
(Unaudited)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from Inception, April 27, 2011, to June 30, 2011

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Common Stock		Preferred Stock		Paid In	Development	Equity
	Shares	Par Value	Shares	Par Value	Capital	Stage	(Deficit)

Balance – April 27, 2011 (inception)	34,566,600	$ 3,457	-	$ -	$ (3,457)	$ -	$ -
Capital Contribution	-	-	-	-	280	-	280
Acquisition of United Front, LLC	-	-	-	-	3,270	-	3,270
Recapitalization	(3,324,425)	(333)	1,000,000	100	233	-	-
Net loss for the period	-	-	-	-	-	(212)	(212)
Balance - June 30, 2011 (unaudited)	31,242,175	$ 3,124	1,000,000	$ 100	$ 326	$ (212)	$ 3,338

CROWN CITY PICTURES, INC. Formerly Known As American Post Tension, Inc.
(A Development Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF CASH FLOWS

For the Period from Inception, April 27, 2011, to June 30, 2011

April 27, 2011 to June 30,2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (212)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation expense	116
Net cash used by operating activities	(96)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions Contribution of United Front, LLC	280 117
Net cash provided by financing activities	397
Net increase (decrease) in cash	301
Cash and equivalents, beginning of period	-
Cash and equivalents, end of period	$ 301

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$ -
Cash paid for interest	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY
Contribution of United Front, LLC’s fixed assets	$ 3,153

CROWN CITY PICTURES, INC. FORMERLY KNOWN AS AMERICAN POST TENSION, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 1. BASIS OF PRESENTATION OF INTERIM PERIOD FINANCIAL STATEMENTS

ORGANIZATION AND NATURE OF BUSINESS

On June 30, 2011, American Post Tension, Inc.( “APTI,” “Registrant”, or “the Company”), a Delaware Corporation, acquired all of the issued and outstanding stock of Crown City Pictures, Inc., a Florida corporation (“Crown City Florida”), from Crown City Holdings, Inc. (“Holdings”) in exchange for 20,000,000 shares of Registrant’s common stock and 1,000,000 shares of a new class of convertible preferred stock, with voting rights equal to 51 percent of the total vote of all classes of stock entitled to vote and convertible at the discretion of the holder into 51 percent of the then outstanding common stock of Registrant at any time commencing one year after closing.  As a result of the proposed transaction, Crown City Holdings, Inc. acquired control of the Company, two of the three members of the Board of Directors resigned and were replaced by new directors, and new officers were elected.  The change of control of the Company was reported in a Schedule 14F-1 filed with the U.S. Securities and Exchange Commission (“SEC”) on June 30, 2011, and the change in directors was effective on July 11, 2011.

At the same time, the Company exchanged all of its interest in its wholly-owned operating subsidiary, Post Tension of Nevada, Inc. (PTNV), and all of its interest in the post tension concrete business, in exchange for the redemption and cancellation of 23,329,705 shares of its common stock held by its former controlling shareholders, Edward Hohman and John Hohman, and the assumption by them of all outstanding liabilities of the Company as of June 30, 2011.  Effective August 1, 2011, the Company has changed its corporate name to Crown City Pictures, Inc. and is in the process of obtaining a new trading symbol by application filed with the Financial Industry Regulatory Association (FINRA), which is still pending.

Crown City Florida, incorporated in Florida on April 27, 2011 as Century City Pictures, Inc., is a holding company with two operating subsidiaries in the movie and film industry, United Front, LLC and The Uprising Film and Television, LLC.  On May 2, 2011, Century City Pictures, Inc. changed its name to Crown City Pictures, Inc. United Front, LLC was incorporated in California on December 22, 2006 and was contributed to Crown City Florida on June 5, 2011 by Holdings.  The Uprising Film and Television, LLC was incorporated in California on May 5, 2011 and was contributed to Crown City Florida on June 27, 2011 by Holdings.  As a result of the acquisition of Crown City Florida, the Company is now engaged in the business of development and production of independent motion pictures, feature-length documentaries, reality television series, commercials and emerging online branded content, feature films, action sports programs and events, music television, reality based series and documentaries.

Prior to the June 30, 2011 merger, APTI operated in one distinct line of business headquartered in Henderson, NV through its wholly-owned subsidiary, PTNV, which was incorporated under the laws of the State of Nevada on June 28, 1982. The Company provided a system of concrete slab reinforcement known as ‘post tensioning’ that utilizes a lattice of flexible cladded wire cable and adjustable anchors to strengthen a poured in place concrete slab. The cable grid is set in place before the concrete pour and is a replacement system from the standard re-bar reinforcement system. After the concrete has cured, the unanchored cable ends are pulled to a specified tension and then anchored. This system of concrete slab reinforcement has been in general use since 1967 and is generally considered to be superior to re-bar reinforcement.

On April 12, 2007, PTNV completed a reverse merger transaction with Magic Communications, Inc. (‘Magic’), which was originally formed as a New York corporation on January 16, 1997 and reincorporated as a Delaware corporation in November 2002. Magic conducted only limited operations prior to the reverse merger and changed its name to American Post Tension, Inc. on September 24, 2007.

CROWN CITY PICTURES, INC. FORMERLY KNOWN AS AMERICAN POST TENSION, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 1.  BASIS OF PRESENTATION OF INTERIM PERIOD FINANCIAL STATEMENTS (continued)

The accompanying unaudited consolidated financial statements of the Company at June 30, 2011 are presented on the basis of treating the acquisition of Crown City Florida and the disposition of the former post tension business as equivalent to a reverse merger transactions, with the financial statements of Crown City Florida as the financial statements of the Company.  The unaudited consolidated financial statements of the Company at June 30, 2011 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the period ended June 30, 2011 as presented are not necessarily indicative of the results to be expected for the full year.

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

Development Stage

The Company is currently a development stage entity as defined under accounting standards, as it continues development activities related to the development and production of independent films.  As required for development stage enterprises, the statements of operations, cash flows and changes in stockholders’ equity (deficit) are presented on a cumulative basis from inception.

Cash and Cash Equivalents

Cash includes all cash and highly liquid investments with original maturities of three months or less.  The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization on property and equipment are determined using the straight-line method over the three to five year estimated useful lives of the assets.

CROWN CITY PICTURES, INC. FORMERLY KNOWN AS AMERICAN POST TENSION, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 1.  BASIS OF PRESENTATION OF INTERIM PERIOD FINANCIAL STATEMENTS (continued)

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

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

CROWN CITY PICTURES, INC. FORMERLY KNOWN AS AMERICAN POST TENSION, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 1.  BASIS OF PRESENTATION OF INTERIM PERIOD FINANCIAL STATEMENTS (continued)

Related Parties

For the purposes of these financial statements, parties are considered to be related if one party has the ability, directly or indirectly, to control the party or exercise significant influence over the other party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities. John Hohman and Edward Hohman, our former principal executive officers and majority shareholders, were considered to be related parties prior to the transactions completed on June 30, 2011.  Currently, Crown City Holdings, Inc., our majority shareholder, is considered to be a related party, as are our principal officers and the principal officers of our operating subsidiaries, Michael W. Abbott, Trip Taylor and Bobby Pura.

Revenue Recognition

The Company will recognize revenues when persuasive evidence of an arrangement exists, product has been delivered or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue will be recognized net of estimated sales returns and allowances.

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

Going Concern

The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has suffered recurring losses and operating cash outflows.  Its ability to continue as a going concern is dependent upon achieving profitable operations and generating positive cash flows. The level of operations may not sustain the Company’s expenses

CROWN CITY PICTURES, INC. FORMERLY KNOWN AS AMERICAN POST TENSION, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 1.  BASIS OF PRESENTATION OF INTERIM PERIOD FINANCIAL STATEMENTS (continued)

and it may have to borrow additional funds to meet its cash needs. These factors, among others, could affect its ability to continue as a going concern.

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

Note 2. FAIR VALUE MEASUREMENTS

Accounting principles generally accepted in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1. We value assets and liabilities included in this level using dealer and broker quotations, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Recurring Fair Value Measurements

In accordance with accounting principles generally accepted in the United States, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company does not currently have any such assets or liabilities.

CROWN CITY PICTURES, INC. FORMERLY KNOWN AS AMERICAN POST TENSION, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 3. RELATED PARTY TRANSACTIONS

On June 30, 2011, APTI exchanged all of its interest in its wholly-owned operating subsidiary, Post Tension of Nevada, Inc. (PTNV), and all of its interest in the post tension concrete business, in exchange for the redemption and cancellation of 23,324,425 shares of APTI’s common stock held by its former controlling shareholders, Edward Hohman and John Hohman, and the assumption by them of all of APTI’s outstanding liabilities as of June 30, 2011.

On June 30, 2011, APTI acquired all of the issued and outstanding stock of Crown City Florida, from Crown City Holdings, Inc. in exchange for 20,000,000 shares of its common stock and 1,000,000 shares of a new class of convertible preferred stock, with voting rights equal to 51 percent of the total vote of all classes of stock entitled to vote and convertible at the discretion of the holder into 51 percent of our then outstanding common stock at any time commencing one year after closing.

Note 4: INCOME TAXES

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

The following is a reconciliation of income taxes computed using the statutory Federal rate to the income tax expense in the financial statements for June 30, 2011:

Income tax provision at the federal statutory rate                                                                                                 34%
Income tax provision at the state statutory rate                                                                                        4%
Effect of operating losses                                                                                                (37)%

The following is a schedule of deferred tax assets as of June 30, 2011:

Net operating loss	$212
Future tax benefit at 37%	78
Less: Valuation allowance	(78)
Net deferred tax asset	$--

As a result of the distribution of the post tension business and all related assets and liabilities and the acquisition of Crown City Pictures, Inc., treated as the surviving entity for reverse merger accounting purposes, both of APTI’s  net operating losses for prior periods and the valuation allowance have been eliminated as of June 30, 2011.

Under Sections 382 and 269 (the ‘shell corporation’ rule) of the Code following an ‘ownership change,’ special limitations (‘Section 382 Limitations’) apply to the use by a corporation of its net operating loss, or NOL, carry-forwards arising before the ownership change and various other carry-forwards of tax attributes (referred to

CROWN CITY PICTURES, INC. FORMERLY KNOWN AS AMERICAN POST TENSION, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 4: INCOME TAXES (continued)

collectively as the ‘Applicable Tax Attributes’).  As a result of the June 30, 2011 transactions, the Company experienced an ownership change, and Section 382 Limitations will apply to the Applicable Tax Attributes of the Company.

Note 5: EQUITY TRANSACTIONS

On June 30, 2011, APTI exchanged all of its interest in its wholly-owned operating subsidiary, Post Tension of Nevada, Inc. (PTNV), and all of its interest in the post tension concrete business, in exchange for the redemption and cancellation of 23,329,705 shares of its common stock held by its former controlling shareholders, Edward Hohman and John Hohman, and the assumption by them of all of APTI’s outstanding liabilities as of June 30, 2011.

On June 30, 2011, APTI acquired all of the issued and outstanding stock of Crown City Pictures, Inc., a Florida corporation (“Crown City Florida”), from Crown City Holdings, Inc. in exchange for 20,000,000 shares of its common stock and 1,000,000 shares of a new class of convertible preferred stock, with voting rights equal to 51 percent of the total vote of all classes of stock entitled to vote and convertible at the discretion of the holder into 51 percent of our then outstanding common stock at any time commencing one year after closing.

In addition, APTI issued to Crown City Holdings, Inc. 1,000,000 shares of a new class of convertible preferred stock, with voting rights equal to 51 percent of the total vote of all classes of stock entitled to vote and convertible at the discretion of the holder into 51 percent of APTI’s then outstanding common stock at any time commencing one year after closing.

Prior to the June 30, 2011 merger, APTI had 34,566,600 shares of common stock issued and outstanding.

Note 6: SUBSIDIARY TRANSACTIONS

On June 5, 2011, Crown City Holdings, Inc. acquired United Front Films, Inc. and contributed it the Company. The Company has preliminarily recorded the net assets received as follows:

Cash	$117
Computer equipment	3,153
Total contribution	$3,270

On June 27, 2011, Holdings acquired The Uprising Film and Television, LLC (“The Uprising”) and contributed it the Company.  As Uprising had no assets or liabilities, no preliminary value was assigned to this transaction

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

On June 30, 2011, American Post Tension, Inc.( “APTI,” “Registrant”, or “the Company”), a Delaware Corporation, Company acquired all of the issued and outstanding stock of Crown City Pictures, Inc., a Florida corporation (“Crown City Florida”), from Crown City Holdings, Inc. (“Holdings”) in exchange for 20,000,000 shares of Registrant’s common stock and 1,000,000 shares of a new class of convertible preferred stock, with voting rights equal to 51 percent of the total vote of all classes of stock entitled to vote and convertible at the discretion of the holder into 51 percent of the then outstanding common stock of Registrant at any time commencing one year after closing.  As a result of the proposed transaction, Crown City Holdings, Inc. acquired control of the Company, two of the three members of the Board of Directors resigned and were replaced by new directors, and new officers were elected.  The change of control of the Company was reported in a Schedule 14F-1 filed with the U.S. Securities and Exchange Commission (“SEC”) on June 30, 2011, and the change in directors was effective on July 11, 2011.
The transfer of the post tension business in exchange for the common stock cancellation was approved unanimously by the Board of Directors of Registrant.  No shareholder vote or approval was required under Delaware law to approve the transaction.

Prior to the effective date of the transaction, Registrant’s total liabilities were $3,820,030, its assets reported on its June 30, 2011 balance sheet totaled $3,065,339 and it had a shareholder deficit of $754,691.  Registrant reported a net loss of $1,850,978 on its Form 10-K Annual Report for the year ended December 31, 2010, and an accumulated net loss at December 31, 2010 of $6,481,832. The Majority Shareholders assumed all of the outstanding debts of Registrant as part of the transaction and agreed to indemnify Registrant and hold it harmless from any debt, liability or claim of any kind existing at or arising before July 1, 2011.

At the same time, the Company exchanged all of its interest in its wholly-owned operating subsidiary, Post Tension of Nevada, Inc. (PTNV), and all of its interest in the post tension concrete business, in exchange for the redemption and cancellation of 23,329,705 shares of its common stock held by its former controlling shareholders, Edward Hohman and John Hohman, and the assumption by them of all outstanding liabilities of the Company as of June 30, 2011.  The Company has changed its corporate name to Crown City Pictures, Inc. and is in the process of obtaining a new trading symbol by application with the Financial Industry Regulatory Association (FINRA), which is still pending.

As provided in the Acquisition Agreement, our former majority shareholders, Edward Hohman and John Hohman, on June 30, 2011, submitted their resignations from our Board of Directors and as officers of the Company and appointed Mr. Michael W. Abbott and Mr. Trip Taylor to our Board of Directors. The appointment of the new directors became effective on the 10th day following the mailing of the Schedule 14F-1 to our shareholders or on July 11, 2011.

RESULTS OF OPERATIONS

Crown City Pictures, Inc. (“Company”) acquired United Front Films, Inc. and The Uprising Film and Television, LLC (“The Uprising”) on June 30, 2011.  Both companies are engaged in the film and television markets.  United Front has been engaged in this market for several years but had minimal activities in the period ending June 30, 2011 as all of its activities were in the development and pre-production stages. The Uprising has negotiated several pre-production deals for various television and movie companies. A minimal amount of expenditures have been recorded as of June 30, 2011 and the Company anticipates considerable revenues in the near future. However, there can be no assurances that such negotiations will be successful nor that considerable revenues will be generated in the near future.

Liquidity and Capital Resources

We have entered into a funding arrangement with Apollo Capital Investments, LLC for funding in the amount of $500,000 in the form of a convertible debenture note dated July 29, 2011, which will be effective on funding.  Funding is expected to take place on or before August 31, 2011.  The principal of the note will be convertible in common stock at a per share price of $0.42 per share.  A warrant to acquire common shares at a warrant exercisable at a price of $0.11 per share also will be issued on funding of the initial loan amount.  It is believed that this intial funding will support our operations for a period of at least the next six months.

Off-Balance Sheet Arrangements

None

Going Concern

Our ability to continue as a going concern is dependent upon us achieving profitable operations and generating positive cash flows.

BUSINESS PLAN

Crown City Florida is a holding company with two operating subsidiaries in the movie and film industry, United Front, LLC and The Uprising Film and Television, LLC.

United Front, LLC ("United Front") is a Los Angeles based multi-media content creation studio that is engaged in the development and production of genre-based independent motion pictures, feature-length documentaries, reality television series, commercials and emerging online branded content. United Front's productions have premiered in the Sundance Film Festival and Cannes Film Festival, have been sold to MTV, OWN and Showtime Networks, and have earned numerous film festival and advertising awards. United Front's motion picture and television content finds its global distribution in a variety of outlets such as movie theaters, television (pay, network and syndicated), online, home video /DVD / SVOD-VOD as well as in other evolving ancillary media outlets.

United Front believes that motion pictures with a strong story, well told, and skillfully produced, need not be expensively made. With these principles in mind, and through a thorough analysis of the film entertainment industry, United Front has developed a two-prong strategy. First, United Front develops, finances and produces genre films with global content, style and themes with budgets under $5 million as well as A-level documentary feature films with budgets under $1 million. United Front focuses on horror, action and comedy genres guided by uniquely fresh directorial vision and strong screenplays, because these have historically been the most successful genres and films of these genres (with comparable budgets) have exhibited the highest potential to become franchise film properties. United Front develops larger budget action/adventure, horror and science-fiction films, developed both in-house as original material as well as material based on content already popularized, either domestically or in foreign markets, through media other than filmed entertainment, such as children’s fables, comic books, animation and video games. United Front partners with larger production companies who possess output deals with major studio distribution to co-produce such films by using already popularized content and partnering with a major studio-based production company, United Front is able to mitigate the risk associated with producing big budget, often special effects driven, motion pictures while maintaining the potential for large returns.
As television is a primary focus of United Front's content strategy, the development and consequent sale of reality television to major U.S. and cable networks has taken a more center stage as of 2009. In 2011, United Front has begun development on properties for scripted television in 1/2 h Registrant’s animated comedy, 1/2 h Registrant’s situation comedy, and comic book /graphic novel based horror drama.

United Front was founded by Michael W. Abbott in 2007 with an ethos driven by passion and creativity but guided by a sound operating and fiscal strategy for a low risk / high return approach to development and production while maintaining that each project invested by the company must make an impact on its viewers without letting go of its commercial accessibility to the broadest of audiences. United Front has been created to produce entertaining, engaging and story-driven genre motion pictures, reality television programming and branded content with proven talent behind and in front of the camera.

Michael W. Abbott is a Los Angeles based independent filmmaker with a unique vision that speaks to a broad market while embracing the independent spirit to share stories across all mediums. Abbott began his career at Savoy Pictures in Santa Monica as a Marketing Financial Analyst, overseeing P&A budgets ranging from $7M to $18M for the Company. During that time, Abbott produced the festival award-winning documentary on west coast rave culture, “Synergy: Visions of Vibe.”

After departing from USA Broadcasting/Savoy Pictures, Abbott was a Creative Executive at No Prisoners Productions where he co-created the Coachella Independent Film Festival in 1999, housed in the critically acclaimed Coachella Music and Arts Festival. In its 7 year run, the film festival alone had an attendance of over 23,000 tastemakers in two days. Abbott left No Prisoners to help form Point of No Return Entertainment (renamed Ascendant Pictures) for gaming pioneer Chris Roberts (“Wing Commander”), where he oversaw the acquisition and development of all of the Company’s motion picture, television and gaming properties.

In 2006, Abbott teamed up with TBWA/Chiat to produce a high definition hybrid documentary series “UNCharted” on the global impact of the digital music revolution for Apple. Directed by Estevan Oriol, the project was shot in six countries around the world over 3 months and featured over 170 h Registrant’s of original content. During that time, Abbott was also a producer on “My Name Is…” a festival award winning short film, which was made eligible for a 2006 Academy Award for Best Short Film.

Abbott produced, co-wrote and shot the acclaimed mycadillacstory.com series for GM/Cadillac starring Jay Leno, Travis Barker and Tiki Barber to name a few. He shared directing duties on the Wynton Marsalis and Coach K MyCadillacStories, helping guide MyCadillacStory to become the 5th most watched branded channel on YouTube. Abbott also produced a series of high profile celebrity-driven online PSAs for U.S. Campaign for Burma, including a PSA starring Tila Tequila, which has been seen over 9,000,000 times on YouTube alone. United Front’s viral PSA “The Muzzler 2008” starring Jessica Alba succeeded in getting 550,000 Americans to register to vote online in under two months.

United Front was awarded 6 Telly Awards for their online work produced in 2008, including a Silver Telly Award for Abbott’s directing of his online rockumentary “So Close So Far”. In late 2009, Abbott directed spots under United Front for SRS as well as the new Tekken 6 online ad “Motivation”. “Motivation” was the recipient of 9 advertising awards for Abbott for directing.

Michael Abbott is an Associate Producer on “Expired”, a motion picture starring Samantha Morton, Jason Patric and Teri Garr, which premiered in and was sold at the 2007 Sundance Film Festival and competed in the 2007 Cannes Film Festival. The feature-length documentary “Stripped: Greg Friedler’s Naked Las Vegas”, produced by United Front and Palmer Productions, premiered on Showtime Networks Primetime Exposure platform on March 18th, 2010 and became the 5th most watched documentary in Showtime Platform history for the network.

United Front, with Flat-Out Films delivered their docu-reality pilot for “Runaway” for MTV News & Docs, which focuses on two young female Runaway Transport agents getting troubled teens off the streets. In November of 2010, they collaborated again and sold their new docu-series “Breaking Barriers”, which follows F-18 jet fighter pilot students in the U.S. Navy, to Oprah Winfrey Network (OWN).

A Los Angeles native, and son of Hollywood make-up artist Larry Abbott, Michael attended the University of Southern California’s School of Cinema-Television, with an emphasis on Critical Studies, and was honored twice with the Cinema-Television School’s Mary Pickford Award as well as with the University’s Senior Recognition Award upon graduation.

The Uprising Film and Television, LLC was founded by Trip Taylor and Bobby Pura, through their existing companies, Sunny Skye Productions, Inc. and East Gate Entertainment, LLC. This Los Angeles based company produces feature films, action sports programs and events, music television, reality based series and documentaries.

Trip Taylor is a film and television producer born in Cape Cod, Massachusetts, Trip quickly found his calling in LA in projects in the comedy and action sports space. He sharpened his teeth with event shows such as the “MTV Movie Awards” and “Sports and Music Festival.” He went on to produce “The Tom Green Show” and stayed in the comedy space producing a music driven sketch comedy show, “The Lyricist Lounge” working with Mos Def. While serving as Executive Producer of the “Jackass” TV show, both Jackass Feature Films, and DVD’s over the past ten years, he also acted as Executive Producer on other television projects such as “Wildboyz,” “Trippin” hosted by Cameron Diaz, “Nitro Circus,” and “Half Pint Brawlers” for “Spike TV.” Most recently Trip has completed “Jackass 3D” for Paramount Pictures.

Bobby Pura is a former MTV Development Executive based in Santa Monica California, where he has overseen hundreds of hours of television. A talented music documentarian, and essential in the production and creative process, Bobby has created several original series and pilots for MTV, and MTV International, including: “Shafted,” “Warlords: Ultimate Fighters” and “Hotel MTV.” Acting as Executive Producer, as well as Development Executive, he’s been involved in a myriad of projects at various networks ranging from “Dismissed” and “Jackass” to “Venus & Serena: For Real” and “Destination Truth.” His long list of Executive Producer and Director credits include clients: Vh1, SyFy, MTV, MTV International, ABC Family, Discovery, Imagine Entertainment, Direct TV, Endemol USA, and NBC Universal.

With a combined total of over 30 years of production experience, Taylor and Pura are innovative creators, producers, and directors of all aspects of the production process.  From designing logos, graphic packaging, set designing their own videos and directing stunts, concerts, and show opens, to writing treatments and long form scripts and screenplays; their creative abilities are all-encompassing. Essential in the production and creative process, both Taylor and Pura have been keystones in bringing a myriad of projects to theaters and televisions world-wide.

BUSINESS HISTORY

The distribution of the post tension business and related liabilities and the acquisition of the film and television production businesses through the acquisition of Crown City Holdings, Inc., has been treated for accounting purposes as a reverse merger, with Crown City Pictures, Inc, the Florida corporation as the surviving entity.  As a result, only the operating history of Crown City Florida from its date of inception at April 27, 2011 to June 30, 2011, the end of the quarter, has been reported in this quarterly report. However, The UPRISING Film and Television, LLC, was formed in May 2011 by Sunny Skye Productions, Inc. and East Gate Entertainment, LLC., the operating companies for Trip Taylor and Bobby Pura, respectively, each of which has several years of operating and financial history in the film and television industries, including production and development of the “Jackass” television and film products. United Front Films, Inc. has been in operation for several years and has prior operating history as follows for the calendar years ending December 31, 2009 and 2010:

UNITED FRONT, LCC
BALANCE SHEETS
(Unaudited)
	December 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS
Cash	$ 7	$ 390

Total current assets	47	390

Property, plant and equipment (net)	3,730	4,465

Total assets	$ 3,777	$ 4,855

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

STOCKHOLDERS' EQUITY
Retained earnings	$ 4,855	$ 3,817
Net income (loss)	(1,079)	1,038

Total stockholders' equity (deficit)	3,776	4,855

Total liabilities and stockholders' equity	$ 3,776	$ 4,855

UNITED FRONT, LLC
STATEMENTS OF OPERATIONS
(Unaudited)

For the years ended December 31, 2010 and 2009

	December 31, 2010	December 31, 2009

REVENUES	$89,515	$188,549

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and promotion	1,135	2,105
Depreciation	1,326	1,087
Office supplies	1,188	1,937
Telephone	1,108	1,472
Travel and entertainment	17,167	19,727
Auto	1,744	3,539
Bank service charges	396	681
Dues and subscriptions	900	61
Equipment rental	12,585	12,794
Postage and delivery	93	355
Utilities	1,022	338
Professional fees	45	377
Rent	5,620	22,363
Production expenses	46,265	120,675
Income (loss) from operations	(1,079)	1,038
OTHER INCOME (EXPENSE)
Interest, net	-	-

Net income (loss)	$ (1,079)	$ 1,038

Similarly, the operating results for United Front Films, LLC for the six month period ended June 30, 2011 are:

UNITED FRONT, LCC
BALANCE SHEETS
(Unaudited)
June 30, 2011
ASSETS

CURRENT ASSETS
Cash	$ 1

Total current assets	1

Property, plant and equipment (net)	3,037

Total assets	$ 3,038

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

STOCKHOLDERS' EQUITY
Retained earnings	$ 3,777
Net loss	(739)

Total stockholders' equity (deficit)	3,038

Total liabilities and stockholders' equity	$ 3,038

UNITED FRONT, LLC
STATEMENTS OF OPERATIONS
(Unaudited)

For the six month period ended June 30, 2011
June 30, 2011

REVENUES	$ 28,351

GENERAL AND ADMINISTRATIVE EXPENSES
Depreciation	693
Office supplies	109
Telephone	423
Travel and entertainment	5,405
Auto	750
Bank service charges	113
Dues and subscriptions	148
Equipment rental	4,907
Postage and delivery	14
Utilities	581
Production expenses	15,947
Income (loss) from operations	(739)
OTHER INCOME (EXPENSE)
Interest, net	-

Net income (loss)	$ (739)

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, the Chief Executive Officer and Principal Accountant carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2011, because of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified during management's assessment was the lack of sufficient resources with SEC, generally accepted accounting principles (GAAP) and tax accounting expertise. This control deficiency did not result in adjustments to the Company’s interim financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

The Chief Executive Officer and Principal Accountant performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Quarterly Report on Form 10-Q, to ensure that the Company’s Quarterly Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2011 there were no changes in our system of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material pending legal proceedings.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2011, we exchanged all of our interest in our wholly-owned operating subsidiary, Post Tension of Nevada, Inc. (PTNV), and all of our interest in the post tension concrete business, in exchange for the redemption and cancellation of 23,329,705 shares of our common stock held by our former controlling shareholders, Edward Hohman and John Hohman, and the assumption by them of all of our outstanding liabilities as of June 30, 2011.
On June 30, 2011, we acquired all of the issued and outstanding stock of Crown City Pictures, Inc., a Florida corporation (“Crown City Florida”), from Crown City Holdings, Inc. in exchange for 20,000,000 shares of our common stock and 1,000,000 shares of a new class of convertible preferred stock, with voting rights equal to 51 percent of the total vote of all classes of stock entitled to vote and convertible at the discretion of the holder into 51 percent of our then outstanding common stock at any time commencing one year after closing.

In addition, we issued a total of 100,000 shares of common stock in May, 2011 as compensation to certain unrelated directors and consultants for services previously rendered in 2010 and an additional 100,000 shares as of June 30, 2011 for similar services to that sate.

The changes in the outstanding shares of our common stock are summarized as follows:

Shares issued and outstanding at March 31, 2011	34,366,600
Shares issued as compensation for services, May 2011	100,000
Shares issued as compensation for services, June 2011	100,000
Shares redeemed for spin-off of Post Tension of Nevada, Inc.	(23,324,425)
Shares issued fort acquisition of Crown City Pictures, Inc.	20,000,000
Shares issued and outstanding at June 30, 2011	31,242,175

In addition, we issued to Crown City Holdings, Inc. 1,000,000 shares of a new class of convertible preferred stock, with voting rights equal to 51 percent of the total vote of all classes of stock entitled to vote and convertible at the discretion of the holder into 51 percent of our then outstanding common stock at any time commencing one year after closing.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved).

Item 5. Other Information.

Item 6. Exhibits.

(a)	Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Principal Accountant

32.1	Section 1350 Certification of Chief Executive Officer and Principal Accountant

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 22, 2011.
Crown City Holdings, Inc.

By:	/s/ Michael W. Abbott
Michael W. Abbott
Chairman and President

By:	/s/ John Burke
John Burke
Principal Accountant