Form 10-Q/A
period 2011-06-30
AMERICAN POST TENSION, INC.
filed 2011-08-24
CIK 1205332

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

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWN CITY PICTURES, INC. Formerly Known As American Post Tension, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

June 30, 2011

ASSETS

CURRENT ASSETS
Cash	$ 301

Total current assets	301

Property, plant and equipment (net)	3,037

Total assets	$ 3,338

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value; 50,000,000
shares authorized. 31,242,175
shares issued and outstanding	$ 3,124
Preferred Stock, $0.0001 par value; 1,000,000
shares authorized and outstanding	100
Additional paid in capital	326
Deficit accumulated during the development stage	(212)

Total stockholders’ equity (deficit)	3,338

Total liabilities and stockholders’ equity	$ 3,338

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

The following is a reconciliation of income taxes computed using the statutory Federal rate to the income tax expense in the financial statements for June 30, 2011:

Income tax provision at the federal statutory rate	34%
Income tax provision at the state statutory rate	4%
Effect of operating losses	(38%

The following is a schedule of deferred tax assets as of June 30, 2011:

Net operating loss	$212
Future tax benefit at 37%	78
Less: Valuation allowance	(78)
Net deferred tax asset	$--

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

Liquidity and Capital Resources

We have entered into a funding arrangement with Apollo Capital Investments, LLC for funding in the amount of $500,000 in the form of a convertible debenture note dated July 29, 2011, which will be effective on funding.  Funding is expected to take place on or before August 31, 2011.  The principal of the note will be convertible in common stock at a per share price of $0.42 per share.  A warrant to acquire common shares at a warrant exercisable at a price of $0.11 per share also will be issued on funding of the initial loan amount.  It is believed that this initial funding will support our operations for a period of at least the next six months.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors set forth below, which could materially affect our business, financial condition and operating results. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Our Company has recently been formed to produce and distribute motion pictures and other entertainment media programming.  We have no operating history other than through our subsidiary, United Front Films, Inc. which has reflected losses or slight profits since it commenced operations in 2006.

Risks Related to Our Business

Risks inherent in production and distribution of motion pictures and entertainment media programming.

Our revenue is derived from the distribution of motion picture rights which we acquire from others, principally the producer or owner of the motion picture and from the production of motion picture and television properties.  Our business is dependent on our ability to produce or to continue to acquire such rights to commercially exploitable motion pictures.  The production or acquisition of such rights and the distribution of motion pictures is a highly speculative business.  Because each motion picture is an individual artistic work and its commercial success is primarily determined by audience reaction, which is unpredictable, the revenues derived from a motion picture do not necessarily correlate to the costs incurred, and there can be no assurance as to the economic success of any motion picture.  It is therefore difficult to produce or to identify and acquire films suitable for distribution by us on acceptable terms.  The entertainment business, and the film and video industry in particular, are undergoing significant changes such that the ancillary markets, including home video, pay-per-view, cable television and free television have become increasingly important sources of revenue.  Nevertheless, the traditional mainstay of a motion picture's economic performance, its theatrical success, may affect a picture's ability to generate revenue in ancillary markets.  If programs are not well received in theatrical distribution or are not exhibited in theaters, their value in the ancillary markets may also be diminished.

Television distribution is also highly speculative and inherently risky.  The success of our television distribution business is affected by some of the same factors described above and may also be impacted by prevailing advertising rates, which are subject to fluctuation. Thus, there is a substantial risk that some or all of our television projects will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

We have insufficient funding to finance all our projected projects and joint ventures. In the event that we are unable to raise the necessary debt or equity financing, we may be forced to cease operations.

Our lack of funding, whether through debt or equity capital, makes it unlikely that we will be able to meet our commitments or continue in business without additional capital.

The film making industry requires significant up-front capital expenditures.

The film making industry requires significant up-front capital expenditures for script writers, actors, other talent, production staff and capital equipment before a film or production is ever made and a movie is shown to the public. We may not have the financial resources to be successful in this industry given these underlying economics.

We face intense competition from other media and entertainment companies, many of whom have significantly greater resources than do we.

Many of our existing competitors have greater financial, personnel, artistic and capacity resources than we do and, as a result, these competitors may be in a stronger position to respond quickly to market opportunities, new or emerging trends and changes in client requirements.

Box office revenue and other types of revenue from films and TV series may be difficult to predict and have a long payment cycle; traditional business planning models and capital budgeting techniques are difficult to apply.

Our future business will be subject to the whim of the box office, with revenues that are difficult to predict, which makes traditional business planning techniques and capital budgeting decisions very risky.

Talent driven businesses are risky when revenue depends on the performance of an actor or actress.

Our future business will be subject to the changes and vicissitudes of our primary resources, which are our talented actors and actresses.

Our operations depend highly on our Chairman and certain key officers.

The success of operations depends greatly on three key executives, Michael W. Abbott, our Chairman, and Trip Taylor and Bobby Pura, principals of The Uprising.. The loss of the services of these individuals could adversely affect our ability to conduct our business.

Our operations will depend on our ability to attract and retain a highly talented group of artists and production personnel.

Because of the highly specialized, technical and artistic nature of the business of our companies, we must attract and retain a highly skilled group of employees and a sizeable workforce of competent skilled employees. Although we do not anticipate unacceptable attrition among the staff at our companies, if our companies were to lose a substantial portion of such persons in the future, our ability to effectively pursue our business strategy could be materially and negatively affected.

We may not be able to effectively respond to rapid growth in demand for our television shows and films.

If we are successful in obtaining rapid market growth of our media and entertainment businesses, we may be required to deliver large volumes of quality television programs and films to clients on a timely basis at a reasonable cost to those customers. Meeting such increased demands will require us to expand our facilities, to increase our ability to purchase talent, to increase the size of our work force, to expand our quality control capabilities and to increase the scale upon which we produce products. Such demands would require more capital and working capital than we currently have available.

We may not be able to finance the development of our business.

Our future operating results will depend to a significant extent on our ability to continue to provide new media and entertainment products that compare favorably on the basis of cost with the products of our competitors, many of whom have production capabilities and technologies that compete well with our products. This will require a substantial outlay of capital. To remain competitive, we must continue to incur significant costs in talent, equipment and facilities. These costs may increase, resulting in greater fixed costs and operating expenses. All of these factors create pressures on our working capital and ability to fund our current and future production activities and the expansion of our business.

Our business depends on our ability to protect our intellectual property effectively.

The success of our business depends in substantial measure on the legal protection of the copyrights and trademarks and other proprietary rights in media and entertainment products that we will hold. While we may be able to obtain protection in the United States under existing laws, we may not be able to obtain worldwide protection for our activities.

Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and know-how, particularly in other countries in which the laws may not protect our proprietary rights as fully as the laws of the United States. Accordingly, other parties, including competitors, may duplicate our products using our proprietary technologies. Pursuing legal remedies against persons infringing our copyrights and trademarks or otherwise improperly using our proprietary information is a costly and time consuming process that would divert management's attention and other resources from the conduct of our other business.

Lack of Diversification

The Company may not have the ability or sufficient capital to produce or to acquire a variety of films for distribution.  If the Company is not able to diversify and produce or acquire a number of different films for distribution, then the failure of one or two films could have a material diverse impact on the Company, causing shareholders to lose all or a substantial amount of their investment.

 Speculative Nature of Investment

The entertainment industry is extremely competitive and the commercial success of any motion       picture or other program is often dependent on factors beyond our control, including but not       limited to audience preference and exhibitor acceptance.  We may experience substantial cost overruns in marketing our programs, and may not have sufficient capital to successfully complete any of our projects.  Competent sub-distributors or licensees may not be available to       assist us in our marketing efforts for our programs.  We may not be able to sell or license our programs because of industry conditions, general economic conditions, competition from other        producers and distributors, or lack of acceptance for our programs by studios, distributors, exhibitors and audiences.  We may also incur uninsured losses for liabilities which arise in the ordinary course of business in the entertainment industry, or which are unforeseen, including but not limited to copyright infringement, product liability, and employment liability.

Competition

Motion picture and television production and distribution are highly competitive.  The competition comes from both companies within the business and companies in other       entertainment media which create alternative forms of leisure entertainment. Our competition for the production and acquisition of distribution rights to entertainment properties, includes major film studios such as The Walt Disney Company, Paramount Pictures Corporation, MCA, Columbia Pictures, Tri-Star Pictures, Twentieth Century Fox, Warner Bros Inc. and MGM/UA, which are dominant in the motion picture industry, as well as numerous independent motion       picture and television companies, broadcast television networks and pay television systems. Many of these organizations with which we compete have significantly greater financial and other resources than we do. With greater resources, these companies are able to pay more to acquire film properties and to distribute films to a greater market.

Risks Related to our Common Stock

The Company's stock is thinly traded, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell a significant number of your shares.

The shares of the Company's common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing its common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that the Company is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if it came to the attention of such persons, they tend to be risk-averse and may be reluctant to follow the Company. As a consequence, there may be periods of several days or more when trading activity in the shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. The Company cannot give you any assurance that a broader or more active public trading market for its common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, the Company can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

Investors may have difficulty selling our shares because they are deemed “penny stocks”.

Since our common stock is not listed on the NASDAQ Stock Market, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Potential issuance of additional common and preferred stock could dilute existing stockholders.

The Company is authorized to issue up to 100,000,000 shares of common stock. To the extent of such authorization, the Company's Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby. The Company is also authorized to issue up to 100,000,000 shares of preferred stock. In addition the Board of Directors could designate additional classes and series of preferred stock without stockholder approval, and could create additional securities which would have dividend and liquidation preferences over the common stock. Preferred stockholders could adversely affect the rights of holders of common stock by:

-	exercising voting, redemption and conversion rights to the detriment of the holders of common stock;
-	receiving preferences over the holders of common stock regarding or surplus funds in the event of our dissolution or liquidation;
-	delaying, deferring or preventing a change in control of the Company; and
-	discouraging bids for or common stock.

The market price of our stock may be adversely affected by market volatility.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

-	announcements of contracts or innovations by the Company or our competitors;
-	announcements of new entertainment products or new contracts by the Company or our competitors;
-	actual or anticipated variations in our operating results due to the level of expenses and other factors;
-	changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates;
-	new accounting standards;
-	general economic, political and market conditions and other factors; and
-	The lack of depth and liquidity of the market for our common stock; and

In addition, the stock market in general, and the over-the-counter market in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the performance of listed companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

Only a limited trading market for our common stock exists.

Historically, we have had limited trading in our common stock, in part, as a result of the limited public float in our stock and as a result of our operating history. Unless a substantial number of shares are sold by the selling shareholders and other GCME shareholders into the open market, an active trading market for shares of our common stock may never develop. Without an active market in our shares, the liquidity of the stock could be limited and prices for the common stock would be depressed.

Our common stock is traded in the over-the-counter market through the Over-the-Counter Electronic Bulletin Board. Our common stock may never be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDAQ Stock Market).

We are obligated to indemnify our officers and directors for certain losses they suffer.

Our By-Laws provide that we will indemnify any person who was or is a party or is threatened to be made a party to any proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that such person is or was a Director, Trustee, Officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a Director, Trustee, Officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgment, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the Corporation, and with respect to any criminal action or proceeding, had no reasonable cause to believe such person's conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which such person reasonably believed to be in or not opposed to the best interests of the Corporation, and with respect to any criminal action proceeding, had reasonable cause to believe that such person's conduct was unlawful.

.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Delaware law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Securities Act, and, is, therefore, unenforceable.

We have never paid dividends and do not expect to pay dividends in the near future.

We have never paid cash dividends on our Common Stock and no cash dividends are expected       to be paid on the Common Stock in the foreseeable future. We anticipate that for the foreseeable future all of our cash resources and earnings, if any, will be retained for the operation and expansion of our business.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved).

Item 5. Other Information.

Item 6. Exhibits.

(a)

Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Accountant
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 22, 2011.

Crown City Holdings, Inc.

By:	/s/ Michael W. Abbott
Michael W. Abbott
Chairman and President

By:	/s/ John Burke
John Burke
Principal Accountant