Form 10-Q/A
period 2011-06-30
Crown City Pictures, INC.
filed 2011-09-09
CIK 1205332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q Amendment No. 2

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
16
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
	17
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended  report to be signed on its behalf by the undersigned, thereunto duly authorized on August 25, 2011.

Crown City Holdings, Inc.

By:	/s/ Michael W. Abbott
Michael W. Abbott
Chairman and President

By:	/s/ John Burke
John Burke
Principal Accountant