Form 10-Q
period 2011-09-30
Crown City Pictures, INC.
filed 2011-12-22
CIK 1205332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of December 22, 2011, there were 31,242,175 shares of Common Stock ($0.001 par value) outstanding.

TABLE OF CONTENTS

Page Number
PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (unaudited)	1

Consolidated Balance Sheet as of September 30, 2011 (Unaudited)	1

Consolidated Statement of Operations for the three months ended September 30, 2011 and for the period from April 27, 2011 (Inception) to September 30, 2011 (Unaudited)	2

Consolidated Statements of Stockholders’ Equity (Deficit) for the period from April 27, 2011 (Inception) to September 30, 2011 (Unaudited)	3

Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and for the period from April 27, 2011 (Date of Inception) to September 30, 2011 (Unaudited)	4

Notes to the Consolidated Financial Statements.	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk	15

ITEM 4. Controls and Procedures	16

PART II. OTHER INFORMATION	16

ITEM 1. Legal Proceedings	16

ITEM 1A. Risk Factors	16

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3. Defaults Upon Senior Securities	22

ITEM 4. (Removed and Reserved)	22

ITEM 5. Other Information	22

ITEM 6. Exhibits	22
SIGNATURES.	22

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWN CITY PICTURES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
September 30, 2011
ASSETS
CURRENT ASSETS
Cash	$ 10,880
Deposits	8,456
Total current assets	19,336
Property, plant and equipment
(net of accumulated depreciation of $4,271)	5,796
Total assets	$ 25,132
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 20,000
Intercompany-CCH	69,100
Total current liabilities	89,100
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value; 50,000,000
shares authorized. 31,242,175 shares issued and outstanding	3,124
Preferred Stock, $0.0001 par value; 1,000,000
shares authorized and outstanding	100
Additional paid in capital	326
Deficit accumulated during the development stage	(67,518)
Total stockholders' equity (deficit)	(63,968)
Total liabilities and stockholders' equity	$ 25,132

The accompanying footnotes are an integral part of these financial statements.

CROWN CITY PICTURES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended September 30, 2011	For the Period from Inception, April 27, 2011, to September 30, 2011
REVENUES	$ 3,750	$ 3,750
GENERAL AND ADMINISTRATIVE EXPENSES
Depreciation	374	490
Travel and entertainment	2,789	2,812
Bank service charges	247	288
Production expense	24,076	24,076
Consulting	20,000	20,000
Rent	19,125	19,125
Utilities	998	998
Office expense	476	476
Telephone	134	134
Insurance	973	973
Auto	867	867
Postage	109	109
Miscellaneous	521	521
Dues and subscriptions	368	400
Loss from operations	(67,306)	(67,518)
OTHER INCOME (EXPENSE)
Interest, net	-	-
Net loss	$ (67,306)	$ (67,518)
Net loss per share - basic and diluted	$ (0.002)	$ (0.002)
Weighted average number of shares outstanding during the period - basic and diluted	31,242,175	31,043,180

The accompanying footnotes are an integral part of these financial statements.

CROWN CITY PICTURES, INC.
(A Development Stage Company)
(Unaudited)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from Inception, April 27, 2011, to September 30, 2011

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Common Stock		Preferred Stock		Paid In	Development	Equity
	Shares	Par Value	Shares	Par Value	Capital	Stage	(Deficit)

Balance – April 27, 2011 (inception)	34,566,600	$ 3,457	-	$ -	$ (3,457)	$ -	$ -
Capital Contribution	-	-	-	-	280	-	280
Acquisition of United Front, LLC	-	-	-	-	3,270	-	3,270
Recapitalization	(3,324,425)	(333)	1,000,000	100	233	-	-
Net loss for the period	-	-	-	-	-	(67,518)	(67,518)
Balance September 30, 2011 (unaudited)	31,242,175	$ 3,124	1,000,000	$ 100	$ 326	$ (67,518)	$ (63,968)

The accompanying footnotes are an integral part of these financial statements.

CROWN CITY PICTURES, INC.
(A Development Stage Company)
(Unaudited)
STATEMENTS OF CASH FLOWS

	Three Months Ended September 30, 2011	April 27, 2011 to June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (67,306)	$ (67,518)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation expense	375	491
(Increase) in deposits	(8,456)	(8,456)
Increase in accounts payable	20,000	20,000
Net cash used by operating activities	(55,387)	(55,484)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,134)	(3,134)
Net cash used by investing activities	(3,134)	(3,134)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	69,100	69,380
Contribution of United Front, LLC	-	117
Net cash provided by financing activities	69,100	69,497
Net increase (decrease) in cash	10,579	10,880
Cash and equivalents, beginning of period	301	-
Cash and equivalents, end of period	$ 10,880	$ 10,880
SUPPLEMENTAL CASHFLOW INFORMATION
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY
Contribution of United Front, LLC's fixed assets	$ -	$ 3,153.00

The accompanying footnotes are an integral part of these financial statements.

CROWN CITY PICTURES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

At the same time, the Company exchanged all of its interest in its wholly-owned operating subsidiary, Post Tension of Nevada, Inc. (PTNV), and all of its interest in the post tension concrete business, in exchange for the redemption and cancellation of 23,329,705 shares of its common stock held by its former controlling shareholders, Edward Hohman and John Hohman, and the assumption by them of all outstanding liabilities of the Company as of June 30, 2011.  Effective August 1, 2011, the Company has changed its corporate name to Crown City Pictures, Inc. and obtained a new trading symbol (CCPI) by application filed with the Financial Industry Regulatory Association (FINRA), effective October 7, 2011.

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

CROWN CITY PICTURES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

Note 1.  BASIS OF PRESENTATION OF INTERIM PERIOD FINANCIAL STATEMENTS (continued)

The accompanying unaudited consolidated financial statements of the Company at September 30, 2011 are presented on the basis of treating the acquisition of Crown City Florida and the disposition of the former post tension business as equivalent to a reverse merger transactions, with the financial statements of Crown City Florida as the financial statements of the Company.  The unaudited consolidated financial statements of the Company at September 30, 2011 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the period ended September 30, 2011 as presented are not necessarily indicative of the results to be expected for the full year.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization on property and equipment are determined using the straight-line method over the three to seven year estimated useful lives of the assets.

CROWN CITY PICTURES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

CROWN CITY PICTURES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

CROWN CITY PICTURES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

CROWN CITY PICTURES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

The following is a reconciliation of income taxes computed using the statutory Federal rate to the income tax expense in the financial statements for September 30, 2011:

Income tax provision at the federal statutory rate	34%
Income tax provision at the state statutory rate	4%
Effect of operating losses	(38%)

The following is a schedule of deferred tax assets as of September 30, 2011:

Net operating loss	$67,518
Future tax benefit at 37%	24,982
Less: Valuation allowance	(24,982)
Net deferred tax asset	$--

As a result of the distribution of the post tension business and all related assets and liabilities and the acquisition of Crown City Pictures, Inc., Crown City Pictures, Inc. is treated as the surviving entity for reverse merger accounting purposes, and both of APTI’s  net operating losses for prior periods and the valuation allowance have been eliminated as of June 30, 2011.

Under Sections 382 and 269 (the ‘shell corporation’ rule) of the Code following an ‘ownership change,’ special limitations (‘Section 382 Limitations’) apply to the use by a corporation of its net operating loss, or NOL, carry-forwards arising before the ownership change and various other carry-forwards of tax attributes (referred to

CROWN CITY PICTURES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

For the three months ended September 30, 2011, the Company had revenues of $3,750. For the three months ended September 30, 2011, the Company had net losses of $67,306 and $67,518 since inception (April 27, 2011). The losses are primarily due to production expenses on current production deals, consulting, and general rent expenses. The Company anticipates considerable revenues in the near future due to various production deals in progress. However, there can be no assurances that such negotiations will be successful or that considerable revenues will be generated in the near future.

Liquidity and Capital Resources

As part of the acquisition of Crown City Pictures, Inc. of Florida, Crown City Holdings, Inc., its parent company and now our majority shareholder, undertook to provide or arrange for working capital of up to $500,000 for operations and for our subsidiaries, The Uprising and United Front. To comply with this undertaking, on July 29, 2011, Crown City Holdings, Inc. arranged for, and we entered into, a funding arrangement with Apollo Capital Investments, LLC for funding in the amount of $500,000 in the form of a convertible debenture note dated July 29, 2011, to be effective on funding.  Funding was expected to take place on or before August 31, 2011, but subsequently has been delayed by Apollo..  The principal of the note will be convertible in common stock at a per share price of $0.42 per share.  A warrant to acquire common shares at a warrant exercisable at a price of $0.11 per share also will be issued on funding of the initial loan amount.

Due to the delay by Apollo Capital Investments, LLC in completing its funding commitment, Crown City Holdings, Inc. provided $69,100 in direct working capital funding to us through September 30, 2011, and has provided a total of $112,400 to the date of this report in direct working capital funding.  Although it is expected that the funding commitment by Apollo will still be honored in the full amount of $500,000, Crown City Holdings, Inc. has committed top continue to provide working capital.  In addition, Crown City Holdings, Inc. has also arranged for a $10 million equity line of credit, which is dependent for funding on the filing and effectiveness of a registration statement for the shares underlying the line of credit.  It is anticipated that the registration statement will be filed early in the next fiscal year.

Off-Balance Sheet Arrangements

None

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Contractual Obligations

The Company has entered into a consulting agreement with CFOs to Go, Inc., a financial and legal consulting firm, to provide financial, accounting, legal, administrative, HR, supply chain management, corporate governance, SEC compliance and similar services to the Company for a monthly fee of $10,000. CFOs to Go also provides contract principal accounting officer and corporate counsel services to the Company under its agreement and also provides telephone, office address, access to software and servers owned by CFOs to Go, and related office support. We maintain our corporate offices at the Florida offices of CFOs to Go under this arrangement. CFOs to GO is a wholly-owned subsidiary of Lin-Han Century Corp., which is also the majority shareholder of Crown City Holdings, Inc.

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

Abbott produced, co-wrote and shot the acclaimed mycadillacstory.com series for GM/Cadillac starring Jay Leno, Travis Barker and Tiki Barber to name a few. He shared directing duties on the Wynton Marsalis and Coach K MyCadillacStories, helping guide MyCadillacStory to become the 5th most watched branded channel on YouTube. Abbott also produced a series of high profile celebrity-driven online PSAs for U.S. Campaign for Burma, including a PSA starring Tila Tequila, which has been seen over 9,000,000 times on YouTube alone. United Front’s viral PSA “The Muzzler 2008” starring Jessica Alba succeeded in getting 550,000 Americans to register to vote online in less than two months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, the Chief Executive Officer and Principal Accountant carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2011, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2011 there were no changes in our system of internal controls over financial reporting.

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

Our Company has recently been formed to produce and distribute motion pictures and other entertainment media programming.  We have no operating history other than through our subsidiaries, United Front Films, Inc., which has reflected losses or slight profits since it commenced operations in 2006 and The Uprising, which has gewnerated a small profit since its inception in April, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

In addition, we issued a total of 100,000 shares of common stock in May, 2011 as compensation to certain unrelated directors and consultants for services previously rendered in 2010 and an additional 100,000 shares as of June 30, 2011 for similar services to that date.

The changes in the outstanding shares of our common stock are summarized as follows:

Shares issued and outstanding at March 31, 2011	34,366,600
Shares issued as compensation for services, May 2011	100,000
Shares issued as compensation for services, June 2011	100,000
Shares redeemed for spin-off of Post Tension of Nevada, Inc.	(23,324,425)
Shares issued fort acquisition of Crown City Pictures, Inc.	20,000,000
Shares issued and outstanding at June 30, 2011 and September 30, 2011	31,242,175

In addition, as part of the acquisition, we issued to Crown City Holdings, Inc. 1,000,000 shares of a new class of convertible preferred stock, with voting rights equal to 51 percent of the total vote of all classes of stock entitled to vote and convertible at the discretion of the holder into 51 percent of our then outstanding common stock at any time commencing one year after closing.

No additional shares have been issued during the quarter ended September 30, 2011.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved).

Item 5. Other Information.

Item 6. Exhibits.

(a)

Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Accountant
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 22, 2011.

Crown City Holdings, Inc.

By:	/s/ Michael W. Abbott
Michael W. Abbott
Chairman and President

By:	/s/ John Burke
John Burke
Principal Accountant