Form 10-K
period 2011-12-31
Crown City Pictures, INC.
filed 2012-04-16
CIK 1205332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From Inception to  December 31, 2011

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

As of March 31, 2011, there were 31,242,175 shares of Common Stock ($0.001 par value) outstanding.

TABLE OF CONTENTS

CROWN CITY PICTURES, INC.

FORM 10-K

i

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described from time to time in our Securities and Exchange Commission, or the SEC, reports filed before this report.

The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future. Some of the statements in this annual report constitute forward-looking statements, which relate to future events or our future performance or financial condition. Such forward-looking statements contained in this annual report involve risks and uncertainties.

We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason. We caution you that forward-looking statements of this type are subject to uncertainties and risks, many of which cannot be predicted or quantified.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K, as well as the risk factors included in this Form 10-K under Item 1A.

PART I

ITEM 1.  BUSINESS

On June 30, 2011, American Post Tension, Inc.( “APTI,” “Registrant”, or “the Company”), a Delaware Corporation, acquired all of the issued and outstanding stock of Crown City Pictures, Inc., a Florida corporation (“Crown City Florida”), from Crown City Holdings, Inc. (“Holdings”) in exchange for 20,000,000 shares of Registrant’s common stock and 1,000,000 shares of a new class of convertible preferred stock, with voting rights equal to 51 percent of the total vote of all classes of stock entitled to vote and convertible at the discretion of the holder into 51 percent of the then outstanding common stock of Registrant at any time commencing one year after closing.  As a result of the proposed transaction, Crown City Holdings, Inc. acquired control of the Company, the Company changed its corporate name from American Post Tension, Inc. to Crown City Pictures, Inc., the Company’s trading symbol was changed from APTI to CCPI, two of the three members of the Board of Directors resigned and were replaced by new directors, and new officers were elected.  The change of control of the Company was reported in a Schedule 14F-1 filed with the U.S. Securities and Exchange Commission (“SEC”) on June 30, 2011, and the change in directors was effective on July 11, 2011.

At the same time, the Company exchanged all of its interest in its then wholly-owned operating subsidiary, Post Tension of Nevada, Inc. (PTNV), and all of its interest in the post tension concrete business, in exchange for the redemption and cancellation of 23,329,705 shares of its common stock held by its former controlling shareholders, Edward Hohman and John Hohman, and the assumption by them of all outstanding liabilities of the Company as of June 30, 2011.

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

As provided in the Acquisition Agreement, our former majority shareholders, Edward Hohman and John Hohman, on June 30, 2011, submitted their resignations from our Board of Directors and as officers of the Company and appointed Mr. Michael W. Abbott to our Board of Directors. The appointment of the new directors became effective on the 10th day following the mailing of the Schedule 14F-1 to our shareholders or on July 11, 2011.

Crown City Florida was a holding company with two operating subsidiaries in the movie and film industry, United Front, LLC and The Uprising Film and Television, LLC (“The Uprising”). Crown City Florida acquired United Front Films, Inc. on June 30, 2011.  United Front is engaged in the film and television markets.  United Front has been engaged in this market for several years.  Subsequent to the end of the fiscal year ended December 31, 2011, the principals of The Uprising and the Company mutually agreed to rescind the transaction under which Crown City Florida acquired The Uprising.  As a result, the minimal activities of The Uprising through the end of 2011 have been omitted from this Report.

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

As television is a primary focus of United Front's content strategy, the development and consequent sale of reality television to major U.S. and cable networks has taken a more center stage as of 2009. In 2011, United Front has begun development on properties for scripted television in 1/2 hour animated comedy, 1/2 hour situation comedy, and comic book /graphic novel based horror drama.

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

ITEM 1A.  RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

Risks Relating to Our Business

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

The success of operations depends greatly on Michael W. Abbott, our Chairman. The loss of the services of this individual could adversely affect our ability to conduct our business.

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

The shares of the Company's common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing its common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that the Company is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if it came to the attention of such persons, they tend to be risk-averse and may be reluctant to follow the Company. As a consequence, there may be periods of several days or more when trading activity in the shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on our share price. The Company cannot give you any assurance that a broader or more active public trading market for its common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, the Company can give no assurance that an investor will be able to sell the shares at or near bid prices or at all if an investor needs money or otherwise desire to liquidate the shares.

Investors may have difficulty selling our shares because they are deemed “penny stocks”.

Since our common stock is not listed on the NASDAQ Stock Market, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

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

The Company is authorized to issue up to 50,000,000 shares of common stock. To the extent of such authorization, the Company's Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby. The Company is also authorized to issue up to 1,000,000 shares of preferred stock. In addition the Board of Directors could designate additional classes and series of preferred stock without stockholder approval, and could create additional securities which would have dividend and liquidation preferences over the common stock. Preferred stockholders could adversely affect the rights of holders of common stock by:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We maintain our corporate offices at 1365 N. Courtenay Parkway, Suite A, Merritt Island, FL 32953 provided by a consultant to the Company. Our telephone number there is (321) 452-9091.

We do not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

As of the date of this Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock has traded in the over-the-counter market on the OTC Bulletin Board system (“OTCBB”), currently under the symbol “CCPI.OB” The following table sets forth the range of high and low closing prices of the Common Stock as reported by the OTCBB for each fiscal quarter since trading commenced.

Closing Prices
FISCAL 2011	High	Low
First Quarter (January 1, 2011 through March 31, 2011)	$ 0.10	$ 0.05
Second Quarter (April 1, 2011 through June 30, 2011)	$ 0.08	$ 0.05
Third Quarter (July 1, 2011 through October 31, 2011)	$ 0.16	$ 0.03
Fourth Quarter (November 1, 2011 through December 31, 2011)	$ 0.15	$ 0.04

On December 31, 2011, the closing price of the Company’s Common Stock as reported by the OTCBB was $0.05 and there were approximately 71 shareholders of record.

Dividends

We have not paid any cash dividends on our common stock and do not anticipate paying any such cash dividend in the foreseeable future. Earnings, if any, will be retained to finance future growth. We may issue shares of our common stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth. Issuance and/or sales of substantial amounts of common stock could adversely affect prevailing market prices in our common stock.

Common Stock

As of March 31, 2012 there were approximately 71 record holders of our common stock with 31,242,175 shares issued and outstanding.

ITEM 6.  SELECTED FINANCIAL DATA

Not required

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, Statements that include words such as “believe”, “expect”, “should”, “intend”, “may”, “anticipate”, “likely”, “contingent”, “could”, “may”, or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current products, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors within and beyond our control that could cause or contribute to such differences include, among others, our critical capital raising efforts in an uncertain and volatile economical environment, our ability to maintain relationship with strategic companies, our cash preservation and cost containment efforts, our ability to retain key management personnel, our relative inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, and geo-political environments on our business, as well as those factors discussed elsewhere in this Form 10-K and in “Item 1 - Our Business”.

Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

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

At the same time, the Company exchanged all of its interest in its wholly-owned operating subsidiary, Post Tension of Nevada, Inc. (PTNV), and all of its interest in the post tension concrete business, in exchange for the redemption and cancellation of 23,324,425 shares of its common stock held by its former controlling shareholders, Edward Hohman and John Hohman, and the assumption by them of all outstanding liabilities of the Company as of June 30, 2011.  The Company has changed its corporate name to Crown City Pictures, Inc. and is in the process of obtaining a new trading symbol by application with the Financial Industry Regulatory Association (FINRA), which is still pending.

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

As provided in the Acquisition Agreement, our former majority shareholders, Edward Hohman and John Hohman, on June 30, 2011, submitted their resignations from our Board of Directors and as officers of the Company and appointed Mr. Michael W. Abbott to our Board of Directors. The appointment of the new director became effective on the 10th day following the mailing of the Schedule 14F-1 to our shareholders or on July 11, 2011.

The Business

Plan of Operation

Crown City Florida is a holding company with a subsidiary in the movie and film industry, United Front, LLC.

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

As television is a primary focus of United Front's content strategy, the development and consequent sale of reality television to major U.S. and cable networks has taken a more center stage as of 2009. In 2011, United Front has begun development on properties for scripted television in 1/2 hour animated comedy, 1/2 hour situation comedy, and comic book /graphic novel based horror drama.

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

Employees

We currently have one employee, Michael Abbott, who serves as our Chairman and President and also as President of United Front Films.  We also have entered into a management consulting arrangement with Matriarch Management, Inc. to provide marketing, administrative and similar services, and with CFOS to Go, Inc., to provide legal, financial and SEC reporting and regulatory compliance services.

Liquidity and Capital Resources

As part of the acquisition of Crown City Pictures, Inc. of Florida, Crown City Holdings, Inc., its parent company and now our majority shareholder, seeks to provide or arrange for working capital of up to $500,000 for operations and for our operating subsidiaries.

Due to the delays in completing a funding commitment, Crown City Holdings, Inc. the Company’s parent company provided $117,400 in direct working capital funding to us through December 31, 2011, and has provided a total of $127,400 up to April 2012. Crown City Holdings, Inc. has committed to continue to provide working capital.  In addition, Crown City Holdings, Inc. has also arranged for a $10 million equity line of credit, which is dependent for funding on the filing and effectiveness of a registration statement for the shares underlying the line of credit.  It is anticipated that the registration statement will be filed during the fiscal year ended December 31, 2012.

Recurring Fair Value Measurements

In accordance with accounting principles generally accepted in the United States, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company does not currently have any such assets or liabilities.

Off-Balance Sheet Arrangements

None

Current Economic Environment

The U.S. economy is currently in a recession, which could be long-term. Consumer confidence continued to deteriorate and unemployment figures continued to increase during 2011. However, in recent months, certain economic indicators have shown modest improvements. The generally deteriorating economic situation, together with the limited availability of debt and equity capital, including bank financing, will likely have a disproportionate impact on all micro-cap companies. As a result, we may not be able to execute our business plan due to our inability to raise sufficient capital and/or be able to develop a customer base for our planned products.

Contractual Obligations

The Company has entered into a consulting agreement with CFOs to Go, Inc., a financial and legal consulting firm, to provide financial, accounting, legal, corporate governance, SEC compliance and similar services to the Company for a monthly fee of $10,000. CFOs to Go also provides contract principal accounting officer and corporate counsel services to the Company under its agreement and also provides telephone, office address, access to software and servers owned by CFOs to Go, and related office support. We maintain our corporate offices at the Florida offices of CFOs to Go under this arrangement. CFOs to GO is a wholly-owned subsidiary of Lin-Han Century Corp., which is also the majority shareholder of Crown City Holdings, Inc.  We have also entered into a management consulting agreement with Matriarch Management, Inc. to provide administrative, HR, IR, marketing, IT and similar services, for a monthly fee of $10,000.  Due to limited financial resources, we have not been able to pay either CFOs to Go or Matriarch Management and all amounts due to them have been accrued accordingly.

Results of Operations

Results of Operations for the Year Ended December 31, 2011

Crown City Pictures, Inc. (“Company”) acquired United Front Films, Inc. and The Uprising Film and Television, LLC (“The Uprising”) on June 30, 2011.  Both companies were engaged in the film and television markets.  United Front has been engaged in this market for several years but had minimal activities in the period ending June 30, 2011 as all of its activities were in the development and pre-production stages. The Uprising negotiated several pre-production deals for various television and movie companies but the Company and the principals of The Uprising agreed to rescind the acquisition transaction and The Uprising is no longer a part of the Company as of the date of this Report.  Accordingly, no financial or operating information regarding The Uprising has been included in this Report.

For the fiscal year ended December 31, 2011, the Company had revenues of $3,750.The Company had net loss of $181,911 for the period from inception, April 27, 2011, to December 31, 2011. The losses are primarily due to production expenses on current production deals, consulting, and general rent expenses of United Front Films. The Company anticipates considerable revenues in the near future due to various production deals in progress. However, there can be no assurances that such negotiations will be successful or that considerable revenues will be generated in the near future.

Going Concern

The Company has suffered an operating loss, has operating cash outflows and negative working capital and shareholders’ equity. These findings, among others, could effect its ability to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 926-605 on revenue recognition for entertainment films. Revenue from the sale of film and television programming rights and license arrangements will be recognized only when persuasive evidence of a sale or arrangement with a customer exists, the project is complete, the contractual delivery arrangements have been satisfied, the license period has commenced if applicable, the arrangement fee is fixed or determinable, collection of the arrangement fee is reasonably assured, and other conditions as specified in the respective agreements have been met.

Revenue from production services for third parties is recognized when the production is completed and delivered. All associated production costs are deferred and charged against income when the film is delivered and the related revenue is recognized.

Fees for other services provided to third parties are recognized as revenues when the services are performed and there is reasonable assurance over the collection of the fees.

Cash received in advance of meeting the revenue recognition criteria described above is recorded as deferred revenue.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will be expected to cause a material impact on its financial condition or results of its operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCOLOSURES ABOUT RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

CROWN CITY PICTURES, INC. (A DEVELOPMENT STAGE COMPANY)
Consolidated Financial Statements
December 31, 2011

CONTENTS

Page (s)
Report of Independent Registered Certified Public Accounting Firm	16

Consolidated Balance Sheets - As of December 31, 2011	17

Consolidated Statements of Operations -	18
For the period from April 27, 2011 (inception) through December 31, 2011

Consolidated Statement of Stockholders’ Equity (Deficit)	19
For the period from April 27, 2011 (inception) through December 31, 2011

Consolidated Statements of Cash Flows -	20
For the period from April 27, 2011 (inception) through December 31, 2011

Notes to Consolidated Financial Statements	21

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Crown City Pictures, Inc.

We have audited the accompanying consolidated balance sheet of Crown City Pictures, Inc. (a development stage company) as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the period from inception (April 27, 2011) through December 31, 2011. Crown City Pictures’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown City Pictures, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the period from inception (April 27, 2011) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered an operating loss and has working capital and stockholders’ deficits which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida

April 16, 2012

CROWN CITY PICTURES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
December 31, 2011
ASSETS
NON-CURRENT ASSETS
Property, plant and equipment
(net of accumulated depreciation of $4,608)	2,688
Total non-current assets	2,688
Total assets	$ 2,688
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 66,386
Accrued interest	945
Related party advances, net	72,261
Total current liabilities	139,592
LONG-TERM LIABILITIES
Notes payable, net of debt discount $33,333	4,167
Total long-term liabilities	4,167
Total liabilities	143,759
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value; 50,000,000
shares authorized. 31,242,175 shares issued and outstanding	3,124
Preferred Stock, $0.0001 par value; 1,000,000
shares authorized and outstanding	100
Additional paid in capital	37,616
Deficit accumulated during the development stage	(181,911)
Total stockholders' equity (deficit)	(141,071)
Total liabilities and stockholders' equity	$ 2,688

The accompanying footnotes are an integral part of these financial statements.

CROWN CITY PICTURES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Period from Inception, April 27, 2011, to December 31, 2011
REVENUES	$ 3,750
GENERAL AND ADMINISTRATIVE EXPENSES
Depreciation	827
Travel and entertainment	12,380
Bank service charges	732
Production expense	21,046
Consulting and professional fees	108,800
Rent	31,463
Utilities	721
Office expense	1,052
Telephone	658
Insurance	-
Auto	1,420
Postage	109
Miscellaneous	760
Dues and subscriptions	581
Loss from operations	(176,799)
OTHER INCOME (EXPENSE)
Interest, net	(5,112)
Net loss	$ (181,911)
Net loss per share - basic and diluted	$ (.006)
Weighted average number of shares outstanding during the period - basic and diluted	31,242,175

The accompanying footnotes are an integral part of these financial statements.

CROWN CITY PICTURES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from Inception, April 27, 2011, to December 31, 2011

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Common Stock		Preferred Stock		Paid In	Development	Equity
	Shares	Par Value	Shares	Par Value	Capital	Stage	(Deficit)

Balance - April 27, 2011 (inception)	-	$ -	-	$ -	$ -	$ -	$ -
Capital Contributions	-	-	-	-	70	-	70
Acquisition of United Front, LLC	-	-	-	-	3,270	-	3,270
Recapitalization-June 30, 2011	31,242,175	3,124	1,000,000	100	(3,224)	-	-
Notes payable issued with beneficial conversion feature	-	-	-	-	37,500	-	37,500
Net loss for the period	-	-	-	-	-	(181,911)	(181,911)
Balance - December 31, 2011	31,242,175	$ 3,124	1,000,000	$ 100	$ 37,616	$ (181,911)	$ (141,071)

The accompanying footnotes are an integral part of these financial statements.

CROWN CITY PICTURES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the period from Inception, April 27, 2011 to December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (181,911)
Adjustments to reconcile net loss to net
cash used by operations:
Notes payable for consulting services	37,973
Depreciation expense	827
Amortization of debt discount	4,167
Change in operating assets and liabilities:
Increase in accrued interest payable	472
Increase in accounts payable	66,386
Net cash used by operating activities	(72,086)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(362)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	70
Related party advances	72,261
Contribution of United Front, LLC	117
Net cash provided by financing activities	72,448
Net increase (decrease) in cash	-
Cash and equivalents, beginning of period	-
Cash and equivalents, end of period	$ -
SUPPLEMENTAL CASHFLOW INFORMATION
Cash paid for income taxes	$ -
Cash paid for interest	$ -
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY
Significant non-cash activities
Contribution of United Front, LLC's fixed assets	$ 3,153
Recapitalization	$ 233
Beneficial conversion feature-note payable	$ 37,500

The accompanying footnotes are an integral part of these financial statements.

CROWN CITY PICTURES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 1. BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

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

At the same time, the Company exchanged all of its interest in its wholly-owned operating subsidiary, Post Tension of Nevada, Inc. (PTNV), and all of its interest in the post tension concrete business, in exchange for the redemption and cancellation of 23,329,705 shares of its common stock held by its former controlling shareholders, Edward Hohman and John Hohman, and the assumption by them of all outstanding liabilities of the Company as of June 30, 2011.  Effective August 1, 2011, the Company changed its corporate name to Crown City Pictures, Inc. and obtained a new trading symbol (CCPI) by application filed with the Financial Industry Regulatory Association (FINRA), effective October 7, 2011.

Crown City Florida, incorporated in Florida on April 27, 2011 as Century City Pictures, Inc., is a holding company with two operating subsidiaries in the movie and film industry, United Front, LLC and The Uprising Film and Television, LLC (“The Uprising”). On May 2, 2011, Century City Pictures, Inc. changed its name to Crown City Pictures, Inc. United Front, LLC was incorporated in California on December 22, 2006 and was contributed to Crown City Florida on June 5, 2011 by Holdings.  The Uprising was formed in California on May 5, 2011 and was contributed to Crown City Florida on June 27, 2011 by Holdings.  The Uprising acquisition was rescinded by mutual agreement subsequent to the end of fiscal year ended December 31, 2011, and no operating or financial information regarding The Uprising is included in these financial statements accordingly. As a result of the acquisition of Crown City Florida, the Company is now engaged in the business of development and production of independent motion pictures, feature-length documentaries, reality television series, commercials and emerging online branded content, feature films, action sports programs and events, music television, reality based series and documentaries.

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
DECEMBER 31, 2011

Note 1.  BASIS OF PRESENTATION OF FINANCIAL STATEMENTS (continued)

In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

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
DECEMBER 31, 2011

Note 1.  BASIS OF PRESENTATION OF FINANCIAL STATEMENTS (continued)

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

The Company follows the provisions of FASB ASC 740-10-50 and has performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by the codification. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax position. The Company’s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.

Related Parties

For the purposes of these financial statements, parties are considered to be related if one party has the ability, directly or indirectly, to control the party or exercise significant influence over the other party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities. John Hohman and Edward Hohman, our former principal executive officers and majority shareholders, were considered to be related parties prior to the transactions completed on June 30, 2011.  Currently, Crown City Holdings, Inc., our majority shareholder, is considered to be a related party, as are our principal officers and the principal officer of our operating subsidiary, Michael W. Abbott.

CROWN CITY PICTURES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 1.  BASIS OF PRESENTATION OF FINANCIAL STATEMENTS (continued)

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 926-605 on revenue recognition for entertainment films. Revenue from the sale of film and television programming rights and license arrangements will be recognized only when persuasive evidence of a sale or arrangement with a customer exists, the project is complete, the contractual delivery arrangements have been satisfied, the license period has commenced if applicable, the arrangement fee is fixed or determinable, collection of the arrangement fee is reasonably assured, and other conditions as specified in the respective agreements have been met.

Revenue from production services for third parties is recognized when the production is completed and delivered. All associated production costs are deferred and charged against income when the film is delivered and the related revenue is recognized.

Fees for other services provided to third parties are recognized as revenues when the services are performed and there is reasonable assurance over the collection of the fees.

Cash received in advance of meeting the revenue recognition criteria described above is recorded as deferred revenue.

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

CROWN CITY PICTURES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Going Concern

The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has suffered an operating loss, has operating cash outflows, and negative working capital and stockholders’ equity.  Its ability to continue as a going concern is dependent upon achieving profitable operations and generating positive cash flows. The level of operations may not sustain the Company’s expenses and it may have to borrow additional funds to meet its cash needs. These factors, among others, could affect its ability to continue as a going concern.

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
DECEMBER 31, 2011
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

Note 4: DUE TO RELATED PARTY

During the period ending December 31, 2011, the Company received net cash advances of $72,261 from its parent company. These advances are non-interest bearing and due upon demand.

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

The following is a reconciliation of income taxes computed using the statutory Federal rate to the income tax expense in the financial statements for December 31, 2011:

Income tax provision at the federal statutory rate	34%
Income tax provision at the state statutory rate	4%
Effect of operating losses	(38%)

The following is a schedule of deferred tax assets as of December 31, 2011:

Net operating loss	$181,911
Future tax benefit at 34%	61,850
Less: Valuation allowance	(61,850)
Net deferred tax asset	$--

CROWN CITY PICTURES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 5: INCOME TAXES (continued)

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

Note  6 : OPERATING LEASES

The Company leases office space in Los Angeles County, California, under an operating lease with lease terms that extend through July 31, 2013. Total rent expense for the year ended December 31, 2011 was $31,463. The following is a schedule of the future minimum lease payments required by the above noncancelable leases as of December 31,

2011:

2012	$ 77,775
2013	46,410
$ 124,185

Note 7: CONVERTIBLE DEBT

In October 2011, the Company entered into an arrangement with CF Consulting, LLC in which the Company promises to pay an aggregate of $37,973 which comprises of $37,500, the original principal balance from a prior note, and accrued interest of $473 also relating to the prior note. The Company recorded the note issuances as consulting expenses of $37,973 in the consolidated statement of operations. Interest is payable at 5% per annum on the principal balance due in a lump sum at December 1, 2013.  Accrued and unpaid interest will also bear interest, compounded monthly, at 5% until paid. The indebtedness including accrued but unpaid interest is convertible into common stock at $.02 per share. The Company accrued interest of $473 on the note is for the period from inception (April 27, 2011) to December 31, 2011. The convertible note has a beneficial conversion feature, resulting in a debt discount of $37,500 to be amortized to interest expense over the life of the note. During the period from inception (April 27, 2011) to December 31, 2011, the Company amortized $4,167 to interest expense in the consolidated statements of operations.

CROWN CITY PICTURES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
Note 8: EQUITY TRANSACTIONS

On June 30, 2011, APTI exchanged all of its interest in its wholly-owned operating subsidiary, Post Tension of Nevada, Inc. (PTNV), and all of its interest in the post tension concrete business, in exchange for the redemption and cancellation of 23,324,425 shares of its common stock held by its former controlling shareholders, Edward Hohman and John Hohman, and the assumption by them of all of APTI’s outstanding liabilities as of June 30, 2011.

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

Prior to the June 30, 2011 merger, APTI had 34,566,600 shares of common stock issued and outstanding.

The following table details the equity transactions at merger, June 30, 2011:

Common Shares
Common stock issued and outstanding-pre merger (APTI)	34,566,600
Shares cancelled held by APTI shareholders	(23,324,425)
New shares issued to Crown City Holdings, Inc.	20,000,000
Shares issued and outstanding at June 30, 2011-post merger (Crown City Florida)	31,242,175

Note 9: SUBSIDIARY TRANSACTIONS

On June 5, 2011, Crown City Holdings, Inc. (“Holdings”) acquired United Front Films, Inc. and contributed it to the Company. The Company has preliminarily recorded the net assets received as follows:

Cash	$117
Computer equipment	3,153
Total contribution	$3,270

On June 27, 2011, Holdings also acquired The Uprising Film and Television, LLC (“The Uprising”) and contributed it to the Company.  As Uprising had no assets or liabilities, no preliminary value was assigned to this transaction.  This transaction was subsequently rescinded by mutual agreement and the minimal assets and operating results of The Uprising have been excluded from these financial statements.

Note 10: SUBSEQUENT EVENTS

Subsequent to December 31, 2011, the Company and the principal operators of The Uprising Film and Television, LLC (“The Uprising”) mutually agreed to rescind the acquisition transaction under which the Company acquired The Uprising.  The rescission had no material effect on the assets, liabilities or operations of the Company. The financial statements reflected no activity or assets/liabilities of The Uprising as the rescission was applied on a retrospective basis.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and consulting principal accounting officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2011 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and consulting principal accounting officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

As of December 31, 2011, the Chief Executive Officer and Principal Accountant carried out an assessment, of the effectiveness of the design and operation of our internal controls over financial reporting and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011, because of the material weakness described below. In making this assessment, our management used the criteria set forth by the committee of sponsoring organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework.

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

The Chief Executive Officer and Principal Accountant performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Annual Report on Form 10-K, to ensure that the Company’s Annual Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Set forth below is certain information concerning the directors and executive officers of the Company as of December 31, 2011:

Name:	Age:	Position:
Michael W. Abbott	41	Chairman and President
Paul Lisak		Director

Biographies

MICHAEL ABBOTT, is a Los Angeles based independent filmmaker with a unique vision that speaks to a broad market while embracing the independent spirit to share stories across all mediums. Abbott began his career at Savoy Pictures in Santa Monica as a Marketing Financial Analyst, overseeing P&A budgets ranging from $7M to $18M for the Company. During that time, Abbott produced the festival award-winning documentary on west coast rave culture, “Synergy: Visions of Vibe.”

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

In 2006, Abbott teamed up with TBWA/Chiat to produce a high definition hybrid documentary series “UNCharted” on the global impact of the digital music revolution for Apple. Directed by Estevan Oriol, the project was shot in six countries around the world over 3 months and featured over 170 hours of original content. During that time, Abbott was also a producer on “My Name Is…” a festival award winning short film, which was made eligible for a 2006 Academy Award for Best Short Film.

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

United Front was awarded 6 Telly Awards for their online work produced in 2008, including a Silver Telly Award for Abbott’s directing of his online rockumentary “So Close So Far”. In late 2009, Abbott directed spots under United Front for SRS as well as the new Tekken 6 online ad “Motivation”. Abbott was the recipient of 9 advertising awards for his directing.

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

PAUL LISAK retired in 2002 as Los Angeles (‘LA’) County’s Hazardous Materials Control Manager, Paul has over 30 years of service devoted to the administration and management of public health, and management of hundreds of millions of dollars in public funds. Mr. Lisak had been promoted to the aforementioned position in 1994, after serving 10 years in LA County’s Hazardous Waste/Materials Divisions as a supervisor and industrial hygienist. Prior to that, in 1980, he had been promoted to Administrator of LA County’s Public Health Labs, testing for communicable diseases and associated environmental chemical and toxic analyses. He is currently on the board of Early Detection, Inc. and Paradise Music & Entertainment, Inc. both publicly traded companies.

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

CODE OF ETHICS

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We

believe our code of ethics is reasonably designed to deter wrong doing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic.

ITEM 11.  EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Michael W. Abbott	2011	0	0	0	0	0	0

DIRECTOR COMPENSATION

Directors receive no compensation for serving on the Board during 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2011, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned 1
Michael W. Abbott, CEO	0	0
Paul Lisak	150,000	<1%
Crown City Holdings, Inc.[1]	20,000,000	65%

1 Crown City Holdings, Inc. also holds 1,000,000 shares of convertible preferred stock which votes on a par with the common stock and carries a vote equal to 51% of all shares voting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

From Inception to December 31, 2011 we were billed by our independent registered public accounting firm, Moss, Krusick and Associates, LLC approximately $11,300 for audit and review fees associated with our 10-K and 10-Q.

Tax Fees

From Inception to December 31, 2011 our independent registered public accounting firm, Moss, Krusick and Associates, LLC, did not perform any tax services for the Company.

All Other Fees

From Inception to December 31, 2011 our independent registered public accounting firm, Moss, Krusick and Associates, LLC, did not perform any other work.

Board of Directors Pre-Approval Process, Policies and Procedures

Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors. Our principal auditors have informed our Board of Directors of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Board of Directors prior to commencing such services.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2012.

Crown City Holdings, Inc.

By:	/s/ Michael W. Abbott	4/16/2012
Michael W. Abbott
Chairman and President

By:	/s/ John Burke	4/16/2012
Principal Accounting Officer

By:	/s/ Paul Lisak	4/16/2012
Director