Form 10-Q
period 2012-03-31
Crown City Pictures, INC.
filed 2012-05-21
CIK 1205332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 21, 2012, there were 31,242,175 shares of Common Stock ($0.001 par value) outstanding.

TABLE OF CONTENTS

Page Number
PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (unaudited)	1

Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	1

Consolidated Statements of Operations for the three months ended March 31, 2012 and for the period from April 27, 2011 (Inception) to March 31, 2012 (unaudited)	2

Consolidated Statements of Stockholders’ Equity (Deficit) for the period from April 27, 2011 (Inception) to March 31, 2012 (unaudited)	3

Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and for the period from April 27, 2011 (Date of Inception) to March 31, 2012 (unaudited)	4

Notes to the Consolidated Financial Statements.	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk	15

ITEM 4. Controls and Procedures	15

PART II. OTHER INFORMATION	17

ITEM 1. Legal Proceedings	17

ITEM 1A. Risk Factors	17

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3. Defaults Upon Senior Securities	22

ITEM 4. (Removed and Reserved)	22

ITEM 5. Other Information	22

ITEM 6. Exhibits	23
SIGNATURES.	23

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWN CITY PICTURES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$ 5,674	$ -
Total current assets	5,674	-
Property, plant and equipment
(net of accumulated depreciation of $4,991 and $4,608)	3,031	2,688
Total non-current assets	3,031	2,688

Total assets	$ 8,705	$ 2,688
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 106,319	$ 66,386
Accrued interest	1,605	945
Related party advances	68,313	72,261
Total current liabilities	176,237	139,592
LONG-TERM LIABILITIES
Notes payable, net of debt discount $29,166 and $33,333	33,334	4,167
Total long-term liabilities	33,334	4,167
Total liabilities	209,571	143,759
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value; 50,000,000
shares authorized, 31,242,175 shares issued and outstanding	3,124	3,124
Preferred Stock, $0.0001 par value; 1,000,000
shares authorized and outstanding	100	100
Additional paid in capital	37,616	37,616
Deficit accumulated during the development stage	(241,706)	(181,911)
Total stockholders' equity (deficit)	(200,866)	(141,071)
Total liabilities and stockholders' equity	$ 8,705	$ 2,688

The accompanying footnotes are an integral part of these financial statements.

CROWN CITY PICTURES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Three Months Ended March 31, 2012	For the Period from Inception, April 27, 2011, to March 31, 2012
REVENUES	$ 27,069	$ 30,819
GENERAL AND ADMINISTRATIVE EXPENSES
Depreciation	383	1,210
Travel and entertainment	7,664	20,044
Bank service charges	534	1,266
Production expense	29,935	50,981
Consulting and professional fees	33,963	142,763
Rent	-	31,463
Utilities	717	1,437
Office expense	886	1,938
Telephone	6,056	6,714
Auto	1,814	3,234
Postage	21	130
Miscellaneous	-	760
Dues and subscriptions	64	645
Loss from operations	(54,968)	(221,768)
OTHER INCOME (EXPENSE)
Interest, net	(4,827)	(9,938)
Net loss	$ (59,795)	$ (241,706)
Net loss per share - basic and diluted	$ (0.002)
Weighted average number of shares outstanding during the period - basic and diluted	31,242,175

The accompanying footnotes are an integral part of these financial statements.

CROWN CITY PICTURES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
For the Period from Inception, April 27, 2011, to March 31, 2012
						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Common Stock		Preferred Stock		Paid In	Development	Equity
	Shares	Par Value	Shares	Par Value	Capital	Stage	(Deficit)

Balance - April 27, 2011 (inception)	-	$ -	-	$ -	$ -	$ -	$ -
Capital Contributions	-	-	-	-	70	-	70
Acquisition of United Front, LLC	-	-	-	-	3,270	-	3,270
Recapitalization	31,242,175	3,124	1,000,000	100	(3,224)	-	-
Notes payable issued with beneficial conversion feature	-	-	-	-	37,500	-	37,500
Net loss for the period	-	-	-	-	-	(181,911)	(181,911)
Balance - December 31, 2011	31,242,175	$ 3,124	1,000,000	$ 100	$ 37,616	$ (181,911)	$ (141,071)
Net loss for the period	-	-	-	-	-	(59,795)	(59,795)
Balance - March 31, 2012	31,242,175	$ 3,124	1,000,000	$ 100	$ 37,616	$ (241,706)	$ (200,866)

The accompanying footnotes are an integral part of these financial statements.

CROWN CITY PICTURES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31, 2012	April 27, 2011 to March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (59,795)	$ (241,706)
Adjustments to reconcile net loss to net
cash used by operations:
Notes payable for consulting services	-	37,973
Depreciation expense	383	1,210
Amortization of debt discount	4,167	8,334
Change in operating assets and liabilities:
Accrued interest payable	660	1,132
Increase in accounts payable	39,933	106,319
Net cash used by operating activities	(14,652)	(86,738)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(726)	(1,088)
Net cash used by investing activities	(726)	(1,088)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible notes payable	25,000	25,000
Contributions	-	70
Related party advances	(3,948)	68,313
Contribution of United Front, LLC	-	117
Net cash provided by financing activities	21,052	93,500
Net increase in cash	5,674	5,674
Cash and equivalents, beginning of period	-	-
Cash and equivalents, end of period	$ 5,674	$ 5,674
SUPPLEMENTAL CASHFLOW INFORMATION
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -
Significant non-cash activities
Recapitalization	$ -	$ 233
Contribution of United Front, LLC fixed assets	$ -	$ 3,153
Beneficial conversion feature-note payable	$ -	$ 37,500

The accompanying footnotes are an integral part of these financial statements.

CROWN CITY PICTURES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
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

CROWN CITY PICTURES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

Note 1.  BASIS OF PRESENTATION OF INTERIM PERIOD FINANCIAL STATEMENTS (continued)

In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

CROWN CITY PICTURES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

Note 1.  BASIS OF PRESENTATION OF INTERIM PERIOD FINANCIAL STATEMENTS (continued)

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

CROWN CITY PICTURES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

Note 1.  BASIS OF PRESENTATION OF INTERIM PERIOD FINANCIAL STATEMENTS (continued)

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

Basic and Diluted Earnings/ (Loss) Per Share

Net earnings and loss per share is computed in accordance with FASB ASC 260-10 and requires the presentation of both basic and diluted earnings per share. Basic net earnings and loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur through the potential effect of common shares issuable upon the exercise of stock options, warrants and convertible securities. The calculation assumes: (i) the exercise of stock options and warrants based on the treasury stock method; and (ii) the conversion of convertible preferred stock only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations.

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

CROWN CITY PICTURES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

Note 1.  BASIS OF PRESENTATION OF INTERIM PERIOD FINANCIAL STATEMENTS (continued)

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

Other Comprehensive Income

The Company has no components of other comprehensive income and, accordingly, no Statement of Comprehensive Income has been included in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

ASU 2011-5, Statement of Comprehensive Income, was effective for the current quarter but the guidance, which required companies to present net income and comprehensive income in one continuous statement or two consecutive statements, has no impact on the Company’s financial statements.

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
MARCH 31, 2012
(Unaudited)
Note 2. FAIR VALUE MEASUREMENTS (continued)

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

Note 3: DUE TO RELATED PARTY

During the period from inception (April 27, 2011) and ending March 31, 2012, the Company received net cash advances of $68,313 from its parent company. These advances are non-interest bearing and due upon demand.

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

The following is a reconciliation of income taxes computed using the statutory Federal rate to the income tax expense in the financial statements for March 31, 2012:

Income tax provision at the federal statutory rate	34%
Income tax provision at the state statutory rate	4%
Effect of operating losses	(38%)

The following is a schedule of deferred tax assets as of March 31, 2012:

Net operating loss	$241,706
Future tax benefit at 34%	82,180
Less: Valuation allowance	(82,180)
Net deferred tax asset	$--

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
MARCH 31, 2012
(Unaudited)

Note 4: INCOME TAXES (continued)

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

Note 5 : OPERATING LEASES

The Company leases office space in Los Angeles County, California, under an operating lease with lease terms that extend through July 31, 2013. The following is a schedule of the future minimum lease payments required by the above non-cancelable leases as of March 31, 2012.

Remainder of 2012	$ 77,775
2013	46,410
$ 124,185

Note 6: CONVERTIBLE DEBT

In October 2011, the Company entered into an arrangement with CF Consulting, LLC in which the Company promises to pay an aggregate of $37,973 which is comprised of $37,500, the original principal balance from a prior note, and accrued interest of $473 also relating to the prior note. The Company recorded the note issuances as consulting expenses of $37,973 in the consolidated statement of operations. Interest is payable at 5% per annum on the principal balance due in a lump sum at December 1, 2013.  Accrued and unpaid interest will also bear interest, compounded monthly, at 5% until paid. The indebtedness including accrued but unpaid interest is convertible into common stock at $.02 per share. The Company accrued interest of $1,413 on the note is for the period from inception (April 27, 2011) to March 31, 2012. The convertible note has a beneficial conversion feature, resulting in a debt discount of $37,500 to be amortized to interest expense over the life of the note. During the period from inception (April 27, 2011) to March 31, 2012, the Company amortized $8,334 to interest expense in the consolidated statements of operations.

In February 2012, the Company entered into an arrangement with Crystal Falls in which the Company promises to pay $12,500 for loan proceeds received. Interest is payable at 8% per annum on the principal balance due in a lump sum at February 28, 2014.  The indebtedness including accrued but unpaid interest is convertible into common stock at $.01 per share. The Company accrued interest of $110 on the note is for the period from inception (April 27, 2011) to March 31, 2012.

In March 2012, the Company entered into an arrangement with Crystal Falls in which the Company promises to pay $12,500 for loan proceeds received. Interest is payable at 8% per annum on the principal balance due in a lump sum at March 31, 2014.  The indebtedness including accrued but unpaid interest is convertible into common stock at $.01 per share. The Company accrued interest of $82 on the note is for the period from inception (April 27, 2011) to March 31, 2012.

CROWN CITY PICTURES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

Note 7: SUBSIDIARY TRANSACTIONS

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

Note 8: SUBSEQUENT EVENTS

None

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

BUSINESS PLAN

Crown City Florida is a holding company with one operating subsidiary in the movie and film industry, United Front, LLC.

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

United Front believes that motion pictures with a strong story, well told, and skillfully produced, need not be expensively made. With these principles in mind, and through a thorough analysis of the film entertainment industry, United Front has developed a two-prong strategy. First, United Front develops, finances, and produces genre films with global content, style and themes with budgets under $5 million as well as A-level documentary feature films with budgets under $1 million. United Front focuses on horror, action and comedy genres guided by uniquely fresh directorial vision and strong screenplays, because these have historically been the most successful genres and films of these genres (with comparable budgets) have exhibited the highest potential to become franchise film properties. United Front develops larger budget action/adventure, horror and science-fiction films, developed both in-house as original material as well as material based on content already popularized, either domestically or in foreign markets, through media other than filmed entertainment, such as children’s fables, comic books, animation and video games. United Front partners with larger production companies who possess output deals with major studio distribution to co-produce such films by using already popularized content and partnering with a major studio-based production company, United Front is able to mitigate the risk associated with producing big budget, often special effects driven, motion pictures while maintaining the potential for large returns.

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

Results of Operations

Crown City Pictures, Inc. (“Company”) acquired United Front Films, Inc on June 30, 2011.  United Front is engaged in the film and television markets.  United Front has been engaged in this market for several years but had minimal activities in the period ending June 30, 2011 as all of its activities were in the development and pre-production stages.

For the three months ended March 31, 2012, the Company had revenues of $27,069. The Company had a net loss of $59,795 for the three months ended March 31, 2012, and a net loss of $241,706 for the period from inception, April 27, 2011, to March 31, 2012. The losses are primarily due to production expenses on current production deals, consulting, and general rent expenses. The Company anticipates considerable revenues in the near future due to various production deals in progress. However, there can be no assurances that such negotiations will be successful or that considerable revenues will be generated in the near future.

Liquidity and Capital Resources

As part of the acquisition of Crown City Pictures, Inc. of Florida, Crown City Holdings, Inc., its parent company, and now our majority shareholder, undertook to provide or arrange for working capital of up to $500,000 for operations and for our subsidiary, United Front. To comply with this undertaking, on July 29, 2011, Crown City Holdings, Inc. arranged for, and we entered into, a funding arrangement with Apollo Capital Investments, LLC for funding in the amount of $500,000 in the form of a convertible debenture note dated July 29, 2011, to be effective on funding.  Funding was expected to take place on or before August 31, 2011, but subsequently has been delayed by Apollo. The principal of the note will be convertible in common stock at a per share price of $0.42 per share.  A warrant to acquire common shares at a warrant exercisable at a price of $0.11 per share also will be issued on funding of the initial loan amount.

Due to the delay by Apollo Capital Investments, LLC in completing its funding commitment, Crown City Holdings, Inc. provided $132,400 in direct working capital funding to us through March 31, 2012, and has provided a total of $112,400 to the date of this report in direct working capital funding.  Although it is expected that the funding commitment by Apollo will still be honored in the full amount of $500,000, Crown City Holdings, Inc. has committed to continue to provide working capital.  In addition, Crown City Holdings, Inc. has also arranged for a $10 million equity line of credit, which is dependent for funding on the filing and effectiveness of a registration statement for the shares underlying the line of credit.  It is anticipated that the registration statement will be filed during the remainder of 2012.

There can be no assurances that the Company will achieve profitable operations or obtain additional funding. These factors create substantial doubt about the Company’s ability to continue as a going concern.

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

Contractual Obligations

The Company has entered into a consulting agreement with CFOs to Go, Inc., a financial and legal consulting firm, to provide financial, accounting, legal, administrative, HR, supply chain management, corporate governance, SEC compliance and similar services to the Company for a monthly fee of $10,000. CFOs to Go also provides contract principal accounting officer and corporate counsel services to the Company under its agreement and also provides telephone, office address, access to software and servers owned by CFOs to Go, and related office support. We maintain our corporate offices at the Florida offices of CFOs to Go under this arrangement. CFO to GO is a wholly-owned subsidiary of Lin-Han Century Corp., which is also the majority shareholder of Crown City Holdings, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, the Chief Executive Officer and Principal Accountant carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2012, because of the material weakness described below.

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

Item 4.  Controls and Procedures (continued).

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2012 there were no changes in our system of internal controls over financial reporting.

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

Our operations depend highly on our Chairman.

The success of operations depends greatly on key executive, Michael W. Abbott, our Chairman. The loss of the services of this individual could adversely affect our ability to conduct our business.

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

Since our common stock is not listed on the NASDAQ Stock Market, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers’ presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

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

No additional shares have been issued during the quarter ended March 31, 2012.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved).

Item 5. Other Information.

Item 6. Exhibits.

(a)

Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Accountant
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 21, 2012.

Crown City Holdings, Inc.

By:	/s/ Michael W. Abbott
Michael W. Abbott
Chairman and President

By:	/s/ John Burke
John Burke
Principal Accountant