Form 10-Q
period 2012-06-30
Crown City Pictures, INC.
filed 2012-08-20
CIK 1205332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ To______

Commission file number: 0-50090

CROWN CITY PICTURES, INC.
( Exact Name of Registrant as Specified in our Charter)

Delaware	45-2632739
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1365 N. Courtenay Parkway, Suite A, Merritt Island, FL	32953
(Address of principal executive offices)	(Zip Code)
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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on our corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of August 20, 2012, there were 32,616,160 shares of Common Stock ($0.001 par value) outstanding.

TABLE OF CONTENTS

Page Number
PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (unaudited)	1

Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	1

Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 and for the period from April 27, 2011 (Inception) to June 30, 2012 (unaudited)	2

Consolidated Statements of Stockholders’ Equity (Deficit) for the period from April 27, 2011 (Inception) to June 30, 2012 (unaudited)	3

Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011and for the period from April 27, 2011 (Date of Inception) to June 30, 2012 (unaudited)	4

Notes to the Consolidated Financial Statements.	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk	14

ITEM 4. Controls and Procedures	14

PART II. OTHER INFORMATION	15

ITEM 1. Legal Proceedings	15

ITEM 1A. Risk Factors	15

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3. Defaults Upon Senior Securities	21

ITEM 4. (Removed and Reserved)	21

ITEM 5. Other Information	21

ITEM 6. Exhibits	21
SIGNATURES.	21

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWN CITY PICTURES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$ 946	$ -
Total current assets	946	-
Property, plant and equipment
(net of accumulated depreciation of $5,374 and $4,608)	2,648	2,688
Total non-current assets	2,648	2,688

Total assets	$ 3,594	$ 2,688
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 154,462	$ 66,386
Accrued interest	2,389	945
Related party advances	68,313	72,261
Total current liabilities	225,164	139,592
LONG-TERM LIABILITIES
Notes payable, net of debt discount $0 and $33,333	69,012	4,167
Total long-term liabilities	69,012	4,167
Total liabilities	294,176	143,759
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value; 50,000,000
shares authorized, 31,242,175 shares issued and outstanding	3,124	3,124
Preferred Stock, $0.0001 par value; 1,000,000
shares authorized, issued and outstanding	100	100
Additional paid in capital	37,616	37,616
Deficit accumulated during the development stage	(331,422)	(181,911)
Total stockholders' equity (deficit)	(290,582)	(141,071)
Total liabilities and stockholders' equity	$ 3,594	$ 2,688

The accompanying footnotes are an integral part of these financial statements.

	CROWN CITY PICTURES, INC.
	(A Development Stage Company)
	CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	For the Period from Inception, April 27, 2011, to June 30, 2012
REVENUES	$ 4,590	$ -	$ 31,659	$ -	$ 35,409
GENERAL AND ADMINISTRATIVE EXPENSES
Depreciation	383	116	766	116	1,593
Travel and entertainment	3,356	24	11,020	24	23,400
Bank service charges	179	40	713	40	1,445
Production expense	4,027	-	33,963	-	55,009
Consulting and professional fees	54,183	-	88,146	-	196,946
Rent	-	-	-	-	31,463
Utilities	152	-	869	-	1,590
Office expense	887	-	1,773	-	2,825
Telephone	-	-	6,056	-	6,714
Auto	614	-	2,428	-	3,848
Postage	6	-	27	-	136
Miscellaneous	-	-	-	-	760
Dues and subscriptions	96	32	160	32	741
Loss from operations	(59,293)	(212)	(114,262)	(212)	(291,061)
OTHER INCOME (EXPENSE)
Interest, net	(30,423)	-	(35,249)	-	(40,361)
Net loss	$ (89,716)	$ (212)	$ (149,511)	$ (212)	$ (331,422)
Net loss per share - basic and diluted	$ (0.003)	$ (0.000)	$ (0.005)	$ (0.000)
Weighted average number of shares outstanding during the period - basic and diluted	31,242,175	34,515,455	31,242,175	34,515,455

The accompanying footnotes are an integral part of these financial statements.

CROWN CITY PICTURES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
For the Period from Inception, April 27, 2011, to June 30, 2012
						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Common Stock		Preferred Stock		Paid In	Development	Equity
	Shares	Par Value	Shares	Par Value	Capital	Stage	(Deficit)

Balance - April 27, 2011 (inception)	-	$ -	-	$ -	$ -	$ -	$ -
Capital Contributions	-	-	-	-	70	-	70
Acquisition of United Front, LLC	-	-	-	-	3,270	-	3,270
Recapitalization	31,242,175	3,124	1,000,000	100	(3,224)	-	-
Notes payable issued with beneficial conversion feature	-	-	-	-	37,500	-	37,500
Net loss for the period	-	-	-	-	-	(181,911)	(181,911)
Balance - December 31, 2011	31,242,175	$ 3,124	1,000,000	$ 100	$ 37,616	$ (181,911)	$ (141,071)
Net loss for the period	-	-	-	-	-	(149,511)	(149,511)
Balance - June 30, 2012	31,242,175	$ 3,124	1,000,000	$ 100	$ 37,616	$ (331,422)	$ (290,582)

The accompanying footnotes are an integral part of these financial statements.

CROWN CITY PICTURES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	April 27, 2011 to June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (149,511)	$ (212)	$ (331,422)
Adjustments to reconcile net loss to net
cash used by operations:
Notes payable for consulting services	-	-	37,973
Depreciation expense	766	116	1,593
Amortization of debt discount	33,333	-	37,500
Change in operating assets and liabilities:
Accrued interest payable	1,916	-	2,388
Increase in accounts payable	94,116	-	160,502
Net cash used by operating activities	(19,380)	(96)	(91,466)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(726)	-	(1,088)
Net cash used by investing activities	(726)	-	(1,088)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible notes payable	25,000	-	25,000
Capital contributions	-	280	70
Related party advances	(3,948)	-	68,313
Contribution of United Front, LLC	-	117	117
Net cash provided by financing activities	21,052	397	93,500
Net increase in cash	946	301	946
Cash and equivalents, beginning of period	-	-	-
Cash and equivalents, end of period	$ 946	$ 301	$ 946
SUPPLEMENTAL CASHFLOW INFORMATION
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	$ -	$ -	$ -
Significant non-cash activities
Recapitalization	$ -	$ -	$ 233
Liabilities converted to notes payable	$ 6,040	$ -	$ 6,040
Accrued interest converted to notes payable	$ 472	$ -	$ 472
Contribution of United Front, LLC fixed assets	$ -	$ 3,153	$ 3,153
Beneficial conversion feature-note payable	$ -	$ -	$ 37,500

The accompanying footnotes are an integral part of these financial statements.

CROWN CITY PICTURES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

At the same time, the Company exchanged all of our interest in our wholly-owned operating subsidiary, Post Tension of Nevada, Inc. (PTNV), and all of our interest in the post tension concrete business, in exchange for the redemption and cancellation of 23,329,705 shares of our common stock held by our former controlling shareholders, Edward Hohman and John Hohman, and the assumption by them of all outstanding liabilities of the Company as of June 30, 2011.  Effective August 1, 2011, the Company changed our corporate name to Crown City Pictures, Inc. and obtained a new trading symbol (CCPI) by application filed with the Financial Industry Regulatory Association (FINRA), effective October 7, 2011.

Crown City Florida, incorporated in Florida on April 27, 2011 as Century City Pictures, Inc., is a holding company with two operating subsidiaries in the movie and film industry, United Front, LLC and The Uprising Film and Television, LLC (“The Uprising”). On May 2, 2011, Century City Pictures, Inc. changed our name to Crown City Pictures, Inc. United Front, LLC was incorporated in California on December 22, 2006 and was contributed to Crown City Florida on June 5, 2011 by Holdings.  The Uprising was formed in California on May 5, 2011 and was contributed to Crown City Florida on June 27, 2011 by Holdings.  The Uprising acquisition was rescinded by mutual agreement on April 3, 2012, and no operating or financial information regarding The Uprising is included in these financial statements accordingly. As a result of the acquisition of Crown City Florida, the Company is now engaged in the business of development and production of independent motion pictures, feature-length documentaries, reality television series, commercials and emerging online branded content, feature films, action sports programs and events, music television, reality based series and documentaries.

In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and our wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

CROWN CITY PICTURES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

Impairment of Long-Lived Assets

The Company reviews our long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to our customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

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
JUNE 30, 2012
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

The Company follows the provisions of FASB ASC 740-10-50 and has performed a comprehensive review of our uncertain tax positions in accordance with recognition and measurement standards established by the codification. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax position. The Company’s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.

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
JUNE 30, 2012
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

Going Concern

The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has suffered an operating loss, has operating cash outflows, and negative working capital and stockholders’ equity.  Our ability to continue as a going concern is dependent upon achieving profitable operations and generating positive cash flows. The level of operations may not sustain the Company’s expenses and it may have to borrow additional funds to meet our cash needs. These factors, among others, could affect our ability to continue as a going concern.

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

Recent Accounting Pronouncements

ASU 2011-5, Statement of Comprehensive Income, was effective for the first quarter of 2012, but the guidance, which required companies to present net income and comprehensive income in one continuous statement or two consecutive statements, had no impact on the Company’s financial statements.

CROWN CITY PICTURES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

Note 1.  BASIS OF PRESENTATION OF INTERIM PERIOD FINANCIAL STATEMENTS (continued)

In July 2012, the FASB issued ASU 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment”, which provides an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently assessing the impact ASU 2012-02 will have on its financial statements, but does not expect a significant impact from adoption of the pronouncement.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

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

Note 3.  DUE TO RELATED PARTY

During the period from inception (April 27, 2011) and ending June 30, 2012, the Company received net cash advances of $68,313 from its parent company. These advances are non-interest bearing and due upon demand.

CROWN CITY PICTURES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)
Note 4. INCOME TAXES

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

The following is a reconciliation of income taxes computed using the statutory Federal rate to the income tax expense in the financial statements for June 30, 2012:

Income tax provision at the federal statutory rate	34%
Income tax provision at the state statutory rate	4%
Effect of operating losses	(38%)

The following is a schedule of deferred tax assets as of June 30, 2012:

Net operating loss	$331,422
Future tax benefit at 34%	112,683
Less: Valuation allowance	(112,683)
Net deferred tax asset	$--

As a result of the distribution of the post tension business and all related assets and liabilities and the acquisition of Crown City Pictures, Inc., Crown City Pictures, Inc. is treated as the surviving entity for reverse merger accounting purposes, and both of APTI’s net operating losses for prior periods and the valuation allowance were eliminated as of June 30, 2011.

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

Note 5. OPERATING LEASES

The Company formerly leased office space in Los Angeles County, California, for our then two operating subsidiaries under an operating lease with lease terms that extend through July 31, 2013. As part of the rescission of the acquisition of The Uprising on April 3, 2012, The Uprising assumed all responsibility under that lease and has agreed to indemnify the Company for any losses or liabilities. The Company has no operating leases as a result and maintains our sole offices in Florida with a consultant providing legal, financial and administrative support for the Company.

Note 6. CONVERTIBLE DEBT

In October 2011, the Company entered into an arrangement with CF Consulting, LLC in which the Company promised to pay an aggregate of $37,973 which is comprised of $37,500, the original principal

CROWN CITY PICTURES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

Note 6: CONVERTIBLE DEBT (continued)

balance from a prior note, and accrued interest of $473 also relating to the prior note. The Company recorded the note issuances as consulting expenses of $37,973 in the consolidated statement of operations. Interest was payable at 5% per annum on the principal balance due in a lump sum at December 1, 2013.  The indebtedness, including accrued but unpaid interest, was convertible into common stock at $.02 per share. The convertible note had a beneficial conversion feature, resulting in a debt discount of $37,500 to be amortized to interest expense over the life of the note. In March, 2012, CF Consulting, LLC sold the convertible note to Crystal Falls Investments, LLC and the Company issued a replacement note on the same terms to Crystal Falls for $37,973, including interest of $473 to the date of the new note, except that the interest rate on the new note was increased from 5 to 8 percent.  Additional interest accrued on the prior note of $940 was transferred to Crystal Falls and remains outstanding. The Company has accrued interest of $1,697 on the note for the period from inception (April 27, 2011) to June 30, 2012.  The conversion rate under the new note was a fixed rate of $0.02 per share, which was the fair market value of the Company’s common stock on the date of the note. The remaining debt discount of $29,166 of the prior note was cancelled and charged to interest expense.

In February 2012, the Company borrowed the sum of $12,500 from Crystal Falls and issued a convertible promissory note for that amount, plus interest, due in a lump sum at February 28, 2014.  The indebtedness, including accrued but unpaid interest, is convertible into common stock at $.01 per share. The Company accrued interest of $359 on the note for the period from inception (April 27, 2011) to June 30, 2012. The conversion rate under the new note was a fixed rate of $0.01 per share, which was the fair market value of the Company’s common stock on the date of the note.

In March 2012, the Company borrowed the sum of $12,500 from Crystal Falls and issued our convertible promissory note for that amount, plus interest, due in a lump sum at June 30, 2014. Interest is payable at 8% per annum on the principal balance.  The indebtedness, including accrued but unpaid interest, is convertible into common stock at $.01 per share. The Company accrued interest of $332 on the note for the period from inception (April 27, 2011) to June 30, 2012. The conversion rate under the new note was a fixed rate of $0.01 per share, which was the fair market value of the Company’s common stock on the date of the note.

Note 7. SUBSEQUENT EVENTS

On July 18, 2012, Crystal Falls Investments partially exercised its conversion rights under the convertible note dated March 2012.  A total of $13,740 in principal on the note was converted into 1,373,985 shares of common stock, leaving a remaining principal balance due on the March 2012 note of $24,233. As a result, a total of 32,616,160 common shares were issued and outstanding at the date of this report.

The total note principal due to Crystal Falls as of July 18, 2012 was $49,233, which is convertible into 4,923,300 common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

On June 30, 2011, we acquired all of the issued and outstanding stock of Crown City Pictures, Inc., a Florida corporation (“Crown City Florida”), from Crown City Holdings, Inc. (“Holdings”) in exchange for 20,000,000 shares of Registrant’s common stock and 1,000,000 shares of a new class of convertible preferred stock, with voting rights equal to 51 percent of the total vote of all classes of stock entitled to vote and convertible at the discretion of the holder into 51 percent of our then outstanding common stock at any time commencing one year after closing.  As a result of the proposed transaction, Crown City Holdings, Inc. acquired control of the Company, two of the three members of our Board of Directors resigned and were replaced by new directors, and new officers were elected.  The change of control was reported in a Schedule 14F-1 filed with the U.S. Securities and Exchange Commission (“SEC”) on June 30, 2011, and the change in directors was effective on July 11, 2011.

At the same time, we exchanged all of our interest in our wholly-owned operating subsidiary, Post Tension of Nevada, Inc. (PTNV), and all of our interest in the post tension concrete business, in exchange for the redemption and cancellation of 23,329,705 shares of our common stock held by our former controlling shareholders, Edward Hohman and John Hohman, and the assumption by them of all our outstanding liabilities as of June 30, 2011.  We changed our corporate name to Crown City Pictures, Inc. and obtained a new trading symbol (CCPI).

The transfer of the post tension business in exchange for the common stock cancellation was approved unanimously by our Board of Directors.  No shareholder vote or approval was required under Delaware law to approve the transaction.

Prior to the effective date of the transaction, our total liabilities were $3,820,030, assets reported on our June 30, 2011 balance sheet totaled $3,065,339 and we had a shareholder deficit of $754,691.  We reported a net loss of $1,850,978 on our Form 10-K Annual Report for the year ended December 31, 2010, and an accumulated net loss at December 31, 2010 of $6,481,832. Our former majority shareholders assumed all of our outstanding debts as part of the transaction and agreed to indemnify us and hold us harmless from any debt, liability or claim of any kind existing at or arising before July 1, 2011.

BUSINESS PLAN

We are a holding company with one operating subsidiary in the movie and film industry, United Front, LLC.

United Front, LLC ("United Front") is a Los Angeles based multi-media content creation studio that is engaged in the development and production of genre-based independent motion pictures, feature-length documentaries, reality television series, commercials and emerging online branded content. United Front's productions have premiered in the Sundance Film Festival and Cannes Film Festival, have been sold to MTV, OWN and Showtime Networks, and have earned numerous film festival and advertising awards. United Front's motion picture and television content finds our global distribution in a variety of outlets such as movie theaters, television (pay, network and syndicated), online, home video /DVD / SVOD-VOD as well as in other evolving ancillary media outlets.

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

United Front was founded by Michael W. Abbott in 2007 with an ethos driven by passion and creativity but guided by a sound operating and fiscal strategy for a low risk / high return approach to development and production while maintaining that each project invested by the company must make an impact on our viewers without letting go of our commercial accessibility to the broadest of audiences. United Front has been created to produce entertaining, engaging and story-driven genre motion pictures, reality television programming and branded content with proven talent behind and in front of the camera.

Results of Operations

Crown City Pictures, Inc. (“Company”) acquired United Front Films, Inc on June 30, 2011.  United Front is engaged in the film and television markets.  United Front has been engaged in this market for several years but had minimal activities in the period ending June 30, 2011 as all of our activities were in the development and pre-production stages.

For the three and six months ended June 30, 2012, the Company had revenues of $4,590 and $31,659, respectively. The Company had a net loss of $89,716 and $149,511 for the three and six months ended June 30, 2012, respectively and a net loss of $331,422 for the period from inception, April 27, 2011, to June 30, 2012. The losses are primarily due to production expenses on current production deals, consulting, rent and interest expenses. The Company anticipates considerable revenues in the near future due to various production deals in progress. However, there can be no assurances that such negotiations will be successful or that considerable revenues will be generated in the near future.  The Company had a net loss of $212 for the three and six months ended June 30, 2011, respectively. The Company had minimal activities during the period from inception, April 27, 2011, to June 30, 2011.

Liquidity and Capital Resources

Our primary cash requirements are paying our operating expenses and for capital expenditures. Our primary cash sources are cash flows from operating activities and issuances of debt.

During the six months ended June 30, 2012, cash used in operating activities was $19,380. Net loss, adjusted for non-cash expenses and income, used cash of $115,412. Net changes in operating assets and liabilities provided net cash of $96,032, which primarily included a $94,116 increase in accounts payable. Cash used in operating activities during the six months ended June 30, 2011 was $96 as the Company had minimal operations.

Cash used in investing activities was $726 during the six months ended June 30, 2012 and represented purchases of property and equipment.

During the six months ended June 30, 2012, cash provided by financing activities was $21,052 and was primarily attributed to the proceeds of two note payable issuances totaling $25,000. In February 2012, the Company borrowed the sum of $12,500 from Crystal Falls and issued a convertible promissory note for that amount, plus interest, due in a lump sum at February 28, 2014.  The indebtedness, including accrued but unpaid interest, is convertible into common stock at $.01 per share. Additionally, in March 2012, the Company borrowed the sum of $12,500 from Crystal Falls and issued a convertible promissory note for that amount, plus interest, due in a lump sum at June 30, 2014. Interest is payable at 8% per annum on the principal balance. The indebtedness, including accrued but unpaid interest, is convertible into common stock at $.01 per share.  In addition to these debt issuances, related party advances decreased by $3,948 during the period. Cash provided by financing activities during the six months ended June 30, 2011 was $397 as the Company had minimal operations.

Overall, Crown City Holdings, Inc. provided $132,400 in direct working capital funding to us through June 30, 2012, and has provided a total of $112,400 to the date of this report in direct working capital funding. Crown City Holdings, Inc. has committed to continue to provide working capital.

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

Contractual Obligations

We entered into a consulting agreement with CFOs to Go, Inc., a financial and legal consulting firm, to provide financial, accounting, legal, administrative, HR, supply chain management, corporate governance, SEC compliance and similar services to us for a monthly fee of $10,000. CFOs to Go also provides contract principal accounting officer and corporate counsel services to us under our agreement and also provides telephone, office address, access to software and servers owned by CFOs to Go, and related office support. We maintain our corporate offices at the Florida offices of CFOs to Go under this arrangement. CFOs to GO is a wholly-owned subsidiary of Lin-Han Century Corp., which is also the majority shareholder of Crown City Holdings, Inc., our direct parent company and majority shareholder.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, the Chief Executive Officer and Principal Accountant carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2012, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2012 there were no changes in our system of internal controls over financial reporting.

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

Our revenue is derived from the distribution of motion picture rights which we acquire from others,

principally the producer or owner of the motion picture and from the production of motion picture and television properties.  Our business is dependent on our ability to produce or to continue to acquire such rights to commercially exploitable motion pictures.  The production or acquisition of such rights and the distribution of motion pictures is a highly speculative business.  Because each motion picture is an individual artistic work and our commercial success is primarily determined by audience reaction, which is unpredictable, the revenues derived from a motion picture do not necessarily correlate to the costs incurred, and there can be no assurance as to the economic success of any motion picture.  It is therefore difficult to produce or to identify and acquire films suitable for distribution by us on acceptable terms.  The entertainment business, and the film and video industry in particular, are undergoing significant changes such that the ancillary markets, including home video, pay-per-view, cable television and free television have become increasingly important sources of revenue.  Nevertheless, the traditional mainstay of a motion picture's economic performance, our theatrical success, may affect a picture's ability to generate revenue in ancillary markets.  If programs are not well received in theatrical distribution or are not exhibited in theaters, their value in the ancillary markets may also be diminished.

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

The shares of the Company's common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that the Company is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if it came to the attention of such persons, they tend to be risk-averse and may be reluctant to follow the Company. As a consequence, there may be periods of several days or more when trading activity in the shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. The Company cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, the Company can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

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

We are authorized to issue up to 50,000,000 shares of common stock. To the extent of such authorization, our Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby. We are also authorized to issue up to 1,000,000 shares of preferred stock. In addition the Board of Directors could designate additional classes and series of preferred stock without stockholder approval, and could create additional securities which would have dividend and liquidation preferences over the common stock. Preferred stockholders could adversely affect the rights of holders of common stock by:

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

The existing preferred stock may cause dilution on the price or value of our common stock.

We have issued 1,000,000 shares of preferred stock to Crown City Holdings, Inc., which are convertible, voting shares after one year from the date of issuance in June, 2011.  Under the terms of the preferred shares, Crown City Holdings has at all times a total of 51 percent of the total vote of all classes of common stock and is convertible into 51 percent of the resulting total shares od common stock then outstanding, at the election of Crown City Holdings, Inc.  This means that Crown City Holdings, Inc. has effective voting control at all times.  This may significantly affect the trading value of our commons tock and may also make it more difficult to raise capital from equity shares of common stock or from issuing debt convertible into common stock.

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

Our common stock is traded in the over-the-counter market through the Over-the-Counter Electronic Bulletin Board under the symbol CCPI. Our common stock may never be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDAQ Stock Market).

We are obligated to indemnify our officers and directors for certain losses they suffer.

Our By-Laws provide that we will indemnify any person who was or is a party or is threatened to be made a party to any proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that such person is or was a Director, Trustee, Officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a Director, Trustee, Officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgment, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the Corporation, and with respect to any criminal action or proceeding, had no reasonable cause to believe such person's conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or our equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which such person reasonably believed to be in or not opposed to the best interests of the Corporation, and with respect to any criminal action proceeding, had reasonable cause to believe that such person's conduct was unlawful.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No additional shares have been issued during the quarter ended June 30, 2012.  We issued 1,373,985 common shares in July, 2012 on conversion of $13,740 in convertible debt then outstanding.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved).

Item 5. Other Information.

None

Item 6. Exhibits.

(a)

Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Accountant
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on August 20, 2012.

Crown City Holdings, Inc.

By:	/s/ Michael W. Abbott
Michael W. Abbott
Chairman and President

By:	/s/ John Burke
John Burke
Principal Accountant