Form 10-Q
period 2012-09-30
Crown City Pictures, INC.
filed 2012-11-19
CIK 1205332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 19, 2012, there were 32,616,160 shares of Common Stock ($0.001 par value) outstanding.

TABLE OF CONTENTS

Page Number
PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (unaudited)	1

Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	1

Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and for the period from April 27, 2011 (Inception) to September 30, 2012 (unaudited)	2

Consolidated Statements of Stockholders’ Equity (Deficit) for the period from April 27, 2011 (Inception) to September 30, 2012 (unaudited)	3

Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and for the period from April 27, 2011 (Date of Inception) to September 30, 2012 (unaudited)	4

Notes to the Consolidated Financial Statements.	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk	15

ITEM 4. Controls and Procedures	15

PART II. OTHER INFORMATION	15

ITEM 1. Legal Proceedings	15

ITEM 1A. Risk Factors	15

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3. Defaults Upon Senior Securities	21

ITEM 4. (Removed and Reserved)	21

ITEM 5. Other Information	22

ITEM 6. Exhibits	22
SIGNATURES.	22

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWN CITY PICTURES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$ 1,126	$ -
Total current assets	1,126	-
Property, plant and equipment
(net of accumulated depreciation of $5,757 and $4,608)	2,265	2,688
Total non-current assets	2,265	2,688
Total assets	$ 3,392	$ 2,688
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 189,815	$ 66,386
Accrued interest	3,381	945
Related party advances	68,978	72,261
Total current liabilities	262,175	139,592
LONG-TERM LIABILITIES
Notes payable, net of debt discount $0 and $31,333	55,272	4,167
Total long-term liabilities	55,272	4,167
Total liabilities	317,447	143,759
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value; 50,000,000
shares authorized. 32,616,160 shares issued and outstanding	3,261	3,124
Preferred Stock, $0.0001 par value; 1,000,000
shares authorized and outstanding	100	100
Additional paid in capital	51,218	37,616
Deficit accumulated during the development stage	(368,635)	(181,911)
Total stockholders' equity (deficit)	(314,055)	(141,071)
Total liabilities and stockholders' equity	$ 3,392	$ 2,688

The accompanying footnotes are an integral part of these financial statements.

CROWN CITY PICTURES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	For the Period from Inception, April 27, 2011, to September 30, 2012
REVENUES	$ 5,565	$ 3,750	$ 37,224	$ 28,193	$ 40,974
GENERAL AND ADMINISTRATIVE EXPENSES
Depreciation	383	347	1,149	1,040	1,976
Travel and entertainment	2,129	2,789	13,150	8,194	25,529
Bank service charges	171	247	884	360	1,615
Production expense	1,436	11,081	35,399	25,522	56,445
Consulting and professional fees	34,946	20,000	123,092	20,000	231,892
Rent	950	19,125	950	21,732	32,413
Utilities	-	479	869	1,060	1,589
Office expense	708	515	2,482	1,245	3,534
Telephone	271	134	6,327	557	6,985
Auto	748	2,104	3,177	1,540	4,597
Postage	10	109	36	123	146
Miscellaneous	-	760	-	760	760
Dues and subscriptions	32	-	193	148	772
Loss from operations	(36,220)	(53,939)	(150,483)	(54,089)	(327,282)
OTHER INCOME (EXPENSE)
Interest, net	(993)	-	(36,241)	-	(41,353)
Net loss	$ (37,213)	$ (53,939)	$ (186,724)	$ (54,089)	$ (368,635)
Net loss per share - basic and diluted	$ (0.001)	$ (0.002)	$ (0.006)	$ (0.002)
Weighted average number of shares outstanding during the period - basic and diluted	32,332,402	34,515,455	31,608,237	34,515,455

The accompanying footnotes are an integral part of these financial statements.

CROWN CITY PICTURES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
For the Period from Inception, April 27, 2011, to September 30, 2012
						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Common Stock		Preferred Stock		Paid In	Development	Equity
	Shares	Par Value	Shares	Par Value	Capital	Stage	(Deficit)

Balance - April 27, 2011 (inception)	-	$ -	-	$ -	$ -	$ -	$ -
Capital Contributions	-	-	-	-	70	-	70
Acquisition of United Front, LLC	-	-	-	-	3,270	-	3,270
Recapitalization	31,242,175	3,124	1,000,000	100	(3,224)	-	-
Notes payable issued with beneficial conversion feature	-	-	-	-	37,500	-	37,500
Net loss for the period	-	-	-	-	-	(181,911)	(181,911)
Balance - December 31, 2011	31,242,175	$ 3,124	1,000,000	$ 100	$ 37,616	$ (181,911)	$ (141,071)
Converted notes payable to common stock, $0.001 per share	1,373,985	137	-	-	13,602	-	13,740
Net loss for the period	-	-	-	-	-	(186,724)	(186,724)
Balance - September 30, 2012	32,616,160	$ 3,261	1,000,000	$ 100	$ 51,218	$ (368,635)	$ (314,055)

The accompanying footnotes are an integral part of these financial statements.

CROWN CITY PICTURES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	April 27, 2011 to September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (186,724)	$ (54,089)	$ (368,635)
Adjustments to reconcile net loss to net
cash used by operations:
Notes payable for consulting services	-	-	37,973
Depreciation expense	1,149	1,040	1,976
Amortization of debt discount	33,333	-	37,500
Change in operating assets and liabilities:
Accrued interest payable	2,909	-	3,381
Increase in accounts payable	129,468	20,000	195,854
Net cash used by operating activities	(19,865)	2,690	(91,951)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(726)	2,690	(1,088)
Net cash used by investing activities	(726)	-	(1,088)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible notes payable	25,000	-	25,000
Capital contributions	-	34,733	70
Related party advances	(3,283)	-	68,978
Contribution of United Front, LLC	-	117	117
Net cash provided by financing activities	21,717	34,850	94,165
Net increase in cash	1,126	4,491	1,126
Cash and equivalents, beginning of period	-	-	-
Cash and equivalents, end of period	$ 1,126	$ 4,491	$ 1,126
SUPPLEMENTAL CASHFLOW INFORMATION
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	$ -	$ -	$ -
Significant non-cash activities
Recapitalization	$ -	$ -	$ 233
Liabilities converted to notes payable	$ 6,040	$ -	$ 6,040
Accrued interest converted to notes payable	$ 472	$ -	$ 472
Contribution of United Front, LLC fixed assets	$ -	$ 3,153	$ 3,153
Beneficial conversion feature-note payable	$ -	$ -	$ 37,500

The accompanying footnotes are an integral part of these financial statements.

CROWN CITY PICTURES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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
SEPTEMBER 30, 2012
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
SEPTEMBER 30, 2012
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
SEPTEMBER 30, 2012
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
SEPTEMBER 30, 2012
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

Note 3.  DUE TO RELATED PARTY

During the period from inception (April 27, 2011) and ending September 30, 2012, the Company received net cash advances of $68,978 from its parent company. These advances are non-interest bearing and due upon demand.

CROWN CITY PICTURES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

The following is a reconciliation of income taxes computed using the statutory Federal rate to the income tax expense in the financial statements for September 30, 2012:

Income tax provision at the federal statutory rate	34%
Income tax provision at the state statutory rate	4%
Effect of operating losses	(38%)

The following is a schedule of deferred tax assets as of September 30, 2012:

Net operating loss	$368,635
Future tax benefit at 34%	125,336
Less: Valuation allowance	(125,336)
Net deferred tax asset	$--

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

CROWN CITY PICTURES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

Note 6: CONVERTIBLE DEBT

In October 2011, the Company entered into an arrangement with CF Consulting, LLC in which the Company promised to pay an aggregate of $37,973 which is comprised of $37,500, the original principal balance from a prior note, and accrued interest of $473 also relating to the prior note. The Company recorded the note issuances as consulting expenses of $37,973 in the consolidated statement of operations. Interest was payable at 5% per annum on the principal balance due in a lump sum at December 1, 2013.  The indebtedness, including accrued but unpaid interest, was convertible into common stock at $.02 per share. The convertible note had a beneficial conversion feature, resulting in a debt discount of $37,500 to be amortized to interest expense over the life of the note. In March, 2012, CF Consulting, LLC sold the convertible note to Crystal Falls Investments, LLC and the Company issued a replacement note on the same terms to Crystal Falls for $37,973, including interest of $473 to the date of the new note, except that the interest rate on the new note was increased from 5 to 8 percent.  Additional interest accrued on the prior note of $940 was transferred to Crystal Falls and remains outstanding. The Company has accrued interest of $2,186 on the note for the period from inception (April 27, 2011) to September 30, 2012.  The conversion rate under the new note was a fixed rate of $0.02 per share, which was the fair market value of the Company’s common stock on the date of the note. The remaining debt discount of $29,166 of the prior note was cancelled and charged to interest expense. In July, 2012, Crystal Falls Investments partially exercised its conversion rights under the convertible note dated March 2012. A total of $13,740 in principal on the note was converted into 1,373,985 shares of common stock, leaving a remaining principal balance of $24,233.

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

For the three and nine months ended September 30, 2012, the Company had revenues of $5,565 and $37,224, respectively. The Company had a net loss of $37,213 and $186,724 for the three and nine months ended September 30, 2012, respectively and a net loss of $368,635 for the period from inception, April 27, 2011, to September 30, 2012. The losses are primarily due to production expenses on current production deals, consulting, rent and interest expenses. The Company anticipates considerable revenues in the near future due to various production deals in progress. However, there can be no assurances that such negotiations will be successful or that considerable revenues will be generated in the near future.  The Company had a net loss of $53,939 and $54,089 for the three and nine months ended September 30, 2011, respectively. The Company had minimal activities during the period from inception, April 27, 2011, to September 30, 2011.

Liquidity and Capital Resources

Our primary cash requirements are paying our operating expenses and for capital expenditures. Our primary cash sources are cash flows from operating activities and issuances of debt.

During the nine months ended September 30, 2012, cash used in operating activities was $19,865. Net changes in operating assets and liabilities provided net cash of $166,859, which primarily included a $129,468 increase in accounts payable. Cash used in operating activities during the nine months ended September 30, 2011 was $33,049.

Cash used in investing activities was $726 during the nine months ended September 30, 2012 and represented purchases of property and equipment.

During the nine months ended September 30, 2012, cash provided by financing activities was $21,717 and was primarily attributed to the proceeds of two note payable issuances totaling $25,000. In February 2012, the Company borrowed the sum of $12,500 from Crystal Falls and issued a convertible promissory note for that amount, plus interest, due in a lump sum at February 28, 2014.  The indebtedness, including accrued but unpaid interest, is convertible into common stock at $.01 per share. Additionally, in March 2012, the Company borrowed the sum of $12,500 from Crystal Falls and issued a convertible promissory note for that amount, plus interest, due in a lump sum at June 30, 2014. Interest is payable at 8% per annum on the principal balance. The indebtedness, including accrued but unpaid interest, is convertible into common stock at $.01 per share.  In addition to these debt issuances, related party advances decreased by $3,948 during the period. Cash provided by financing activities during the nine months ended September 30, 2011 was $34,850.

Overall, Crown City Holdings, Inc. provided $132,400 in direct working capital funding to us through September 30, 2012, and has provided a total of $112,400 to the date of this report in direct working capital funding. Crown City Holdings, Inc. has committed to continue to provide working capital.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, the Chief Executive Officer and Principal Accountant carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2012, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2012 there were no changes in our system of internal controls over financial reporting.

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

We have issued 1,000,000 shares of preferred stock to Crown City Holdings, Inc., which are convertible, voting shares after one year from the date of issuance in June, 2011.  Under the terms of the preferred shares, Crown City Holdings has at all times a total of 51 percent of the total vote of all classes of common stock and is convertible into 51 percent of the resulting total shares of common stock then outstanding, at the election of Crown City Holdings, Inc.  This means that Crown City Holdings, Inc. has effective voting control at all times.  This may significantly affect the trading value of our commons tock and may also make it more difficult to raise capital from equity shares of common stock or from issuing debt convertible into common stock.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on November 19, 2012.

Crown City Holdings, Inc.

By:	/s/ Michael W. Abbott
Michael W. Abbott
Chairman and President

By:	/s/ John Burke
John Burke
Principal Accountant